Form 10QSB
period 1997-03-31
IMALL INC
filed 1997-05-20
CIK 1020862

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
Commission File Number 0-21201

                           iMall, Inc.
                          ------------
(Exact name of small business issuer as specified in its charter)

                  Nevada              59-2544687B
                  ------              -----------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

         1185 South Mike Jense Circle, Provo, Utah 84601
                -----------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (801) 373-1717
                          --------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No    XX

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 15, 1997, the Issuer had issued and outstanding an aggregate of 60,489,827 common voting shares, par value $0.001.



                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The unaudited financial statements of iMall, Inc. ("the Company") for the three month period ended March 31, 1997 are attached hereto and incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion and analysis of the Company's financial condition as of March 31, 1997 and the Company's results of operations for the three month periods ended March 31, 1997 and 1996 should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1997.

Results of Operations

     The Company operates various entities which became part of the consolidated group within the last calendar year. Results of prior periods do not reflect the current mix of the Company's operations. Because Madison, York, Inc. ("Madison") is the only predecessor of the Company, comparisons of historical results of operations may therefore not be meaningful.

Comparison of Three-Month Periods Ended March 31, 1997 and 1996

           Revenues. Revenues for the first three months of 1997 were $4,078,434 compared to $4,179,150 for the first three months of 1996. Operations were fairly consistent between the two years, with the Company's seminar division providing nearly 75% of total revenues each year. The 2% decrease was due primarily to the timing of revenue recognition with respect to maintenance fee revenue.

           Cost of Revenues. Total direct cost of revenues for the first three months of 1997 were $2,558,951, compared to $2,357,216 for the first three months of 1996. The increase of 9% was due to an increase in advertising expense. The Company's marketing efforts were expanded to include the airing of infomercials on television in an attempt to increase attendance at the Company's educational workshops.

           General and Administrative Expenses. General and administrative expenses for the first three months of 1997 were $2,103,359, compared to
$1,143,239 for the first three months of 1996.   This 84% increase was due to
several factors. Subsequent to the first quarter of 1996, the Company acquired two companies, e.m.a.N.a.t.e., Inc. and Inter-Active Marketing Group, Inc. The general and administrative expenses associated with these two companies increased the Company's overall general and administrative expenses due to increased wages, rent and occupancy expenses, and other typical overhead expenses. Also, subsequent to the first quarter of 1996, the Company hired individuals to fill several key, top management positions, including Chief Executive Officer, Vice President of Marketing and Vice President of Technology.

Liquidity and Capital Resources

           The Company has funded its cash requirements primarily through cash flows from its operating activities. However, the Company has borrowed $500,000 from an affiliated party, which amount is due in 1997, and bears interest at an annual rate of 10%. The Company believes its existing cash, along with cash expected to be provided by ongoing operating activities will be sufficient to finance its cash requirements for at least the next twelve months.

           The Company is currently incurring cash expenses in the amount of approximately $1,000,000 per month, of which fixed costs account for approximately $450,000. The Company anticipates capital expenditures will be approximately $600,000 for the current fiscal year. The Company is currently pursuing various options for funding, including private placements of shares of its common stock.

           The Company is currently collecting $10,000 per month on a note receivable in the original amount of $250,000, which bears interest at an annual rate of 10%. The current amount outstanding on such note receivable is approximately $217,500.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Securities and Exchange Commission (the "SEC") informed the Company in June, 1996 that it was conducting an informal investigation of the Company. The focus of that investigation appears to the Company to be (i) the removal of restrictive legends from shares of the Company's stock prior to the transactions which brought the current management into the Company; (ii) the sale of shares by prior affiliates of the Company; (iii) the purchase and sale of shares by persons that bought stock prior to the transactions which brought the current management into the Company; and (iv) the trading activity in the Company's stock in the first and second quarters of 1996. The SEC has requested and received copies of documents from the Company's transfer agent and has interviewed special outside counsel for the Company in connection with the investigation. The Company is not aware of the current status of the investigation and has not had any formal or informal communication with the SEC regarding these matters since August 1996.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #                     Description

27                            Financial Data Schedule

            (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 20th day of May, 1997.






iMALL, INC.


By: /s/ Craig R. Pickering
    _________________________________
     Craig R. Pickering
     President and Chairman of the Board
                           iMall, Inc.
                          Balance Sheet


                                                         March 31,
                                                           1997
                                                      --------------
                                                       (Unaudited)
CURRENT ASSETS:

     Cash                                             $     287,289
     Accounts receivable, net                               192,751
     Income tax receivable                                  271,915
     Prepaid expenses                                       238,851
     Deferred income tax asset                              163,715
     Other current assets                                   137,179
                                                      --------------
           Total Current Assets                           1,291,700
                                                      --------------
EQUIPMENT, FURNITURE AND FIXTURES:

     Equipment and fixtures, net of accumulated
          depreciation                                      857,800
     Capital leases, net of accumulated amortization         69,701
                                                     ---------------
           Total Equipment, Furniture and Fixtures          927,501
                                                     ---------------
OTHER ASSETS:

     Goodwill, net of accumulated amortization              264,690
     Note receivable                                        217,500
     Organization costs, net of accumulated amortization      1,282
                                                     ---------------
           Total Other Assets                               483,472
                                                     ---------------

           Total Assets                              $    2,702,673
                                                     ===============


















     See accompanying notes to financial unaudited statements
                           iMall, Inc.
                    Balance Sheet (Continued)


                                                          March 31,
                                                            1997
                                                     ------------------
                                                         (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                                $      827,082
     Accrued Payroll                                        244,892
     Accrued expenses                                       186,019
     Deferred revenues                                      398,552
     Other current liabilities                              198,884
                                                     ---------------
          Total current liabilities                       1,855,429
                                                     ---------------

LONG-TERM LIABILITIES:

     Notes payable                                          552,500
     Capitalized lease obligations                           61,945
                                                     ---------------
          Total long-term liabilities                       614,445
                                                     ---------------
          Total Liabilities                               2,469,874
                                                     ---------------

STOCKHOLDERS' EQUITY:

     Common stock, par value $.001;
      300,000,000 shares authorized,
      60,489,827 shares outstanding                          60,489
     Additional paid-in capital                             696,239
     Accumulated Deficit                                   (523,929)
                                                    ----------------
          Total stockholders' equity                        232,798
                                                    ----------------

          Total Liabilities and Stockholders'
            Equity                                  $     2,702,673
                                                    ================












    See accompanying notes to unaudited financial statements.




                           iMall, Inc.
                     Statements of Operations

                                                For the Three Months Ended
                                                       March 31,
                                             --------------------------------
                                                   1997           1996
                                             ---------------  ---------------
REVENUES                                     $    4,078,434   $    4,179,150

COST OF REVENUES                                  2,558,951        2,357,216
                                             ---------------  ---------------
GROSS MARGINS                                     1,519,483        1,821,934

GENERAL AND ADMINISTRATIVE EXPENSES               2,103,359        1,143,239
                                             ---------------  ----------------
OPERATING INCOME (LOSS)                            (583,877)         678,695
                                             ---------------  ---------------
OTHER INCOME AND (EXPENSE):

     Other income, net                               17,608           40,170
     Interest expense, net                          (11,699)          (2,264)
                                             ---------------  ----------------
          Net other income                            5,909           37,906
                                             ---------------  ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES           (577,968)         716,601

PROVISION FOR INCOME TAXES                                0          277,123
                                             ---------------  ---------------
NET INCOME (LOSS)                            $     (577,968)  $      439,478
                                             =============== ================
NET INCOME (LOSS) PER COMMON SHARE           $        (0.01)  $         0.03
                                             =============== ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       60,489,827       13,643,176
                                             =============== ================

















    See accompanying notes to unaudited financial statements.








                           iMall, Inc.
                     Statements of Cash Flows

                                            For the Three Months Ended
                                                     March 31,
                                           --------------------------------
                                                 1997           1996
                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income(loss)                      $     (577,968) $      439,478
     Non-cash items:
         Depreciation and amortization            137,352           22,034
         Bad debt                                   8,288           28,835
         Loss on disposal                           1,236               -
         Stock issued for services                     -            28,000
     Changes in current assets and liabilities:
         Accounts receivable                       34,900         (597,382)
         Prepaid expenses                        (108,942)          54,447
         Other current assets                     (81,901)         (29,853)
         Accounts payable                         159,656         (151,436)
         Accrued liabilities                      112,447          295,653
         Deferred revenue                          62,377               -
         Other current liabilities                  1,978               -
         Tax liability                                 -           276,883
                                             ---------------  ----------------
     Net Cash Provided (Used) by
        Operating Activities                     (250,577)         366,659
                                           ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash received on acquisition of
         subsidiaries                                  -           117,389
     Cash received on notes receivable             24,500               -
     Purchase of property and equipment           (17,266)        (103,110)
                                           ---------------  ----------------
     Net Cash Provided by
        Investing Activities                        7,234           14,279
                                           ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash received from issuance of
      long-term debt                              500,000               -
     Principal paid on long-term debt              (9,632)          (3,294)
                                           ---------------  ----------------
     Net Cash Provided (Used) by
        Financing Activities                      490,368           (3,294)
                                           ---------------  ----------------
     Increase in Cash                             247,025           377,644
                                           =============== =================
CASH AT BEGINNING OF PERIOD                        40,264                 0
                                           ---------------  ----------------
CASH AT END OF PERIOD                      $      287,289   $       377,644
                                           =============== ==================
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                $       17,342   $         2,324

NON-CASH FINANCING TRANSACTIONS:

     Purchase of equipment with lease
        obligations                                    -    $        10,126

     See accompanying notes to unaudited financial statements

                           iMall, Inc.
            Notes to Consolidated Financial Statements
                           (Unaudited)

(1)  Interim Consolidated Financial Statements.

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB, filed on February 3, 1997. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its Form 10-SB.

(2)  Net Loss Per Common Share.

     Net loss per common share is based on the weighted average number of common shares outstanding. Stock options and warrants prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share (see Note 5).

(3)  Revenue Recognition Policy.

     During the course of the Company's year end audit for 1996, it was determined that a certain portion of revenue generated by the seminar division should be deferred and amortized. "Initiation and Maintenance Fee" revenue is received at the time an attendee chooses to invoke their web site(s). The agreement covers a twelve month period; thus, the revenue is amortized over twelve months. This change is reflected in the Liability section of the Company's Balance Sheet under "Deferred Revenues," and reflects the Company's desire to reflect conservatism in its financial statement presentation.

(4)  Goodwill.

     On May 1, 1996, the Company acquired e.m.a.N.a.t.e., Inc., ("e.m.a.N.a.t.e."), a company specializing in information systems, Internet consulting and front-page creations for web sites on the Internet, in a business combination accounted for as a purchase. The Company issued 1,600,000 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of e.m.a.N.a.t.e. The acquisition resulted in goodwill of $224,507. The Company amortized the resulting goodwill over a five year life.

On April 1, 1996, the Company acquired Inter-Active Marketing Group, Inc. ("IMG"), a company specializing in yellow page advertising on the Internet, in a business combination accounted for as a purchase. The Company issued 1,634,800 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of IMG. The acquisition resulted in goodwill of $102,020. The Company amortized the resulting goodwill over a five year life.

(5)  Recent Accounting Pronouncement.

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. The Company's basic and diluted EPS under the rules of SFAS 128 would not have been different from reported EPS for the three months ended March 31, 1997 and 1996.