Form 10QSB
period 1997-06-30
IMALL INC
filed 1997-08-19
CIK 1020862

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-21201

                           iMall, Inc.
                          --------------
(Exact name of small business issuer as specified in its charter)

     Nevada                                       59-2544687B
--------------------------------      --------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

4400 Coldwater Canyon Boulevard, Suite 200, Studio City, California 91604
-------------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (818) 509-3600
         ------------------------------------------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    XX                  No
   ------------------         -----------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of August 12, 1997, the Issuer had issued and outstanding an aggregate of 59,284,527 common voting shares, par value $0.001.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            ----------------------

          The unaudited condensed consolidated financial statements of iMall, Inc. and subsidiaries (the "Company") as of June 30, 1997 and for the three month and six month periods then ended are attached hereto.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          -----------------------------------------------------------

          The following discussion and analysis of the Company's financial condition as of June 30, 1997 and the Company's results of operations for the three month and six month periods ended June 30, 1997 and 1996 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1997.

Comparison of Three-Month Periods Ended June 30, 1997 and 1996
--------------------------------------------------------------
          Revenues. Revenues for the three months ended June 30, 1997 were $5,109,603 compared to $4,663,347 for the three months ended June 30, 1996. The 10% increase was due primarily to increases in telemarketing sales of Internet products. Operations were fairly consistent between the two periods, with the Company's seminar division providing nearly 61% of total revenues for the three month period ended June 30, 1997 compared to 78% for the three month period ended June 30, 1996.

          Cost of Revenues. Total direct cost of revenues for the three months ended June 30, 1997 were $3,893,026, compared to $2,316,139 for the three months ended June 30, 1996, an increase of 68%. This increase was due primarily to an increase in advertising expense. The Company's marketing efforts were expanded to include the airing of infomercials on television and direct mail marketing in an attempt to increase attendance at the Company's educational workshops. The 68% increase in Cost of Revenues compared to the 10% increase in revenues over the same period was primarily due to revenues generated by television advertising being less than expected.

          General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1997 were $1,611,715, compared to
$1,563,316 for the three months ended June 30, 1996.   This 3% increase was
due primarily to an increase in the cost of legal and accounting services associated with the Company's filing of its Form-10SB with the Securities and Exchange Commission.

Comparison of Six-Month Periods Ended June 30, 1997 and 1996
------------------------------------------------------------

          Revenues. Revenues for the six months ended June 30, 1997 were $9,188,036 compared to $8,842,497 for the six months ended June 30, 1996. This 4% increase in year to date revenues was primarily due to increased telemarketing revenues. Operations were fairly consistent between the two periods, with the Company's seminar division providing nearly 67.5% of total revenues for the six months ended June 30, 1997 and 75% for the six months ended June 30, 1996.

          Cost of Revenues. Total direct cost of revenues for the six months ended June 30, 1997 were $6,451,977 compared to $4,673,355 for the six months ended June 30, 1996. The 38% increase was due primarily to increased advertising costs. The Company's marketing efforts were expanded to include the airing of infomercials on television and direct mail marketing. The 38% increase in Cost of Revenues compared to the 4% increase in revenues over the same period was primarily due to revenues generated by television advertising being less than expected.

          General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1997 were $3,568,198 compared to $2,655,686 for the six months ended June 30, 1996. The 34% increase was due to several factors. The Company acquired two companies in the first six months of 1996 which has increased the Company's overall general and administrative expenses including increased wages and rent. The Company also hired several individuals for key management positions subsequent to the first six months of 1996.

Liquidity and Capital Resources
-------------------------------

          The Company has funded its cash requirements primarily through cash flows from its operating activities and borrowing $500,000 from an affiliated party, which amount is due upon demand, and bears interest at an annual rate of 13%. The Company has a working capital deficit of $1,355,782 as of June 30, 1997. Because the Company has no cash reserves, the continuation of the Company's operations as presently constituted and the implementation of its business plan depend substantially on its ability to raise sufficient capital. No assurance can be given that the Company will be successful in raising sufficient capital. The Company has engaged Geller & Friend Capital Partners as its financial advisors.

          On August 12, 1997, the Company received $500,000 in equity financing from certain principals of Geller & Friend Capital Partners, the Company's financial advisor. The Company and its financial advisors are currently seeking additional equity financing from third parties.

          The Company is currently incurring cash expenses in the amount of approximately $1,000,000 per month, of which fixed costs account for approximately $500,000. The Company anticipates capital expenditures will be approximately $1,200,000 for the remainder of the current fiscal year. Cash revenues are currently averaging approximately $1,400,000 per month.

          The Company is collecting $10,000 per month on a note receivable in the original amount of $250,000, which bears interest at an annual rate of 10%. The amount outstanding on this note receivable is approximately $192,250 as of June 30, 1997.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

          The Securities and Exchange Commission (the "SEC") informed the Company in June 1996 that it was conducting an informal investigation of the Company. The focus of that investigation appears to the Company to be: (i) the removal of restrictive legends from shares of the Company's stock prior to the transactions which brought the current management into the Company; (ii) the sale of shares by prior affiliates of the Company; (iii) the purchase and sale of shares by persons that bought stock prior to the transactions which brought the current management into the Company; and (iv) the trading activity in the Company's stock in the first and second quarters of 1996. The SEC has requested and received copies of documents from the Company's transfer agent and has interviewed special outside counsel for the Company in connection with the investigation. The Company is not aware of the current status of the investigation and has not had any formal or informal communication with the SEC regarding these matters since August 1996.

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

          None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

          None.

ITEM 5.     OTHER INFORMATION
            -----------------

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            ---------------------------------

          (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #                  Description
----------                 ------------
27                         Financial Data Schedule

          (b) The Company filed reports on Form 8-K on June 20, 1997, and July 10, 1997.

                         SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 19th day of August, 1997.

                                 iMALL, INC.

                              By:/s/ Craig R. Pickering
                                 --------------------------
                                     Craig R. Pickering
                                     Chairman of the Board

                              By:/s/ Richard Rosenblatt
                                 ------------------------
                                     Richard Rosenblatt
                                     Chief Executive Officer, Director

                              By:/s/ Mark Comer
                                 ----------------
                                     Mark R. Comer
                                     President, Director

                              By:/s/ Craig Lewis
                                 ------------------
                                     Craig Lewis
                                     Chief Financial Officer,
                                     Secretary/Treasurer

                   iMALL, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets

                              Assets
                             --------
                                                   As of June 30, 1997
                                                        (Unaudited)
                                                      --------------
Current Assets:
     Accounts Receivable - trade                      $     105,906
     Note Receivable                                        192,250
     Income tax receivable                                  276,940
     Inventory                                              141,576
     Deferred income tax asset                              163,715
     Prepaid expenses                                       276,026
     Other current assets                                    12,700
                                                      --------------
           Total Current Assets                           1,169,113
                                                      --------------
     Property and Equipment, Net                            864,276
                                                     ---------------
Other Assets:
     Goodwill, net                                          157,373
     Deposits                                                15,701
     Organization costs, net                                  1,168
                                                     ---------------
           Total Other Assets                               174,242
                                                     ---------------
           Total Assets                              $    2,207,620
                                                     ===============

               Liabilities and Stockholder Deficit
                  --------------------------------------
Current Liabilities:
     Bank overdraft                                  $       73,654
     Notes payable                                          530,758
     Accounts payable                                       857,371
     Accrued payroll                                        232,124
     Other accrued expenses                                 131,473
     Deferred revenue                                       467,478
     Other current liabilities                              232,035
                                                     ---------------
          Total current liabilities                       2,524,893
                                                     ---------------
Notes Payable                                                40,000
                                                     ---------------
Stockholder Deficit:
     Common stock, par value $.001;
      300,000,000 shares authorized,
      59,284,527 shares outstanding                          59,284
     Additional paid-in capital                             610,375
     Accumulated Deficit                                 (1,026,932)
                                                    ----------------
       Total Stockholder Deficit                           (357,273)
                                                    ----------------
       Total Liabilities and Stockholder Deficit    $     2,207,620
                                                    ================
    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                   iMALL, Inc. and Subsidiaries
         Condensed Consolidated Statements of Operations

                                      For the Three Months Ended       For the Six Months Ended
                                    -------------------------------  ----------------------------
                                    June 30, 1997    June 30,1996   June 30, 1997  June 30, 1996
                                    ---------------  -------------- -------------- -------------
                                      (Unaudited)                    (Unaudited)
REVENUES                            $   5,109,603    $  4,663,347   $   9,188,036  $  8,842,497

COST OF REVENUES                        3,893,026       2,316,139       6,451,977     4,673,355
                                    --------------   -------------  -------------- -------------
    GROSS MARGIN                        1,216,577       2,347,208       2,736,059     4,169,142

GENERAL AND ADMINISTRATIVE EXPENSES     1,749,519       1,614,590       3,845,418     2,757,829
                                    --------------   -------------  -------------- -------------
    Operating Income (Loss)              (532,942)        732,618      (1,109,359)    1,411,313
                                    ---------------  -------------  -------------- -------------
OTHER INCOME AND EXPENSES

     Other Income, net                     51,063          47,221          67,435        87,391
     Interest Expense, net                (17,596)         (2,242)        (29,295)       (4,506)
                                    ---------------  -------------  -------------- -------------
       Net Other Income and Expenses       33,467          44,979          38,140        82,885
                                    ---------------  -------------  -------------- -------------
INCOME (LOSS) BEFORE FOR INCOME TAXES    (499,475)        777,597      (1,071,219)    1,494,198
                                    ---------------  -------------  -------------- -------------
PROVISION FOR INCOME TAXES                      0         293,610               0       570,733
                                    ---------------  -------------  -------------- -------------
NET INCOME (LOSS)                   $    (499,475)   $    483,987   $  (1,071,219) $    923,465
                                    ===============  =============  ============== =============
NET INCOME (LOSS) PER COMMON SHARE  $       (0.01)   $       0.01   $       (0.02) $       0.02
                                    ===============  =============  ============== =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    59,284,527      59,760,817      59,284,527    57,181,086
                                    ===============  =============  ============== =============
















     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS













                   iMALL, Inc. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows

                                               For the Six Months Ended
                                           --------------------------------
                                           June 30, 1997    June 30, 1996
                                           --------------- ----------------
                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income(loss)                      $   (1,071,219) $      923,465
     Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization            258,599          73,308
         Common stock issued for services              -           28,000
         Loss on disposal of property and
             equipment                              1,236              -
         Provision for losses on accounts
             receivable                            18,621          28,835
     Changes in assets and liabilities:
         Decrease in accounts receivable          144,403        (561,283)
         Increase in inventory                    (86,299)             -
         Increase in prepaid expenses            (146,066)        (22,095)
         Increase in other current assets         (12,700)        (76,457)
         Increase in accounts payable             189,945          79,706
         Increase in accrued expenses              20,924         218,252
         Increase in income tax payable                -          299,505
         Increase in deferred revenue             131,303              -
         Decrease in other current liabilities    (28,951)             -
         Decrease in deposits                       7,125              -
                                           ---------------  ----------------
     Net Cash Provided by(used in)
        Operating Activities                     (573,079)        991,236
                                           ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash received from acquisition of
         subsidiaries                                  -          152,046
     Payments received on notes receivable         49,750              -
     Purchase of property and equipment           (70,978)       (375,494)
                                           ---------------  ----------------
     Net Cash Used by Investing Activities        (21,228)       (223,448)
                                           ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in basic overdraft                   73,654              -
     Note payable to affiliated party             500,000              -
     Principal payments on obligations under
        capital leases                            (19,611)        (26,503)
                                           ---------------  ----------------
     Net Cash Provided by (used in)
        Financing Activities                      554,043         (26,503)
                                           ---------------  ----------------
     Increase (Decrease)in Cash                   (40,264)        741,285

CASH AT BEGINNING OF PERIOD                        40,264              -
                                           ---------------  ----------------
CASH AT END OF PERIOD                      $           -    $     741,285
                                           ===============  ================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                $       39,822   $          -


    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                           iMall, Inc.
       Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(1) Interim Condensed Consolidated Financial Statements
    ---------------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB, filed on August 4, 1997. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10-SB.

(2) Net Income (Loss) Per Common Share
    ----------------------------------

     Net income (loss) per common share is based on the weighted average number of common shares outstanding for each period reported. Stock options ad warrants prior to conversion are not included in the calculation of any loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share (see Note 4).

(3) Goodwill
    --------

     On April 26, 1996, the Company acquired e.m.a.N.a.t.e., Inc., ("e.m.a.N.a.t.e."), a company specializing in information systems, Internet consulting and front-page creations for web sites on the Internet, in a business combination accounted for as a purchase. The Company issued 1,600,000 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of e.m.a.N.a.t.e. The acquisition resulted in goodwill of $224,507. The Company is amortizing the resulting goodwill over a five-year period.

     On March 5, 1996, the Company acquired Inter-Active Marketing Group, Inc. ("IMG"), a company specializing in yellow page advertising on the Internet, in a business combination accounted for as a purchase. The Company issued 1,634,800 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of IMG. The acquisition resulted in goodwill of $103,020. The Company is amortizing the resulting goodwill over a five-year period.

(4) Recent Accounting Pronouncement
    --------------------------------

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. The Company's basic and diluted EPS under the rules of SFAS 128 would not have been different from reported EPS for the three months or six months ended June 30, 1997.