Form 10QSB
period 1997-09-30
IMALL INC
filed 1997-11-19
CIK 1020862

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-21201

                           iMall, Inc.
                     -----------------------
(Exact name of small business issuer as specified in its charter)

          Nevada                                59-2544687B
    -----------------------              --------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

4400 Coldwater Canyon Boulevard, Suite 200, Studio City, California 91604
--------------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (818) 509-3600
                       -------------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No
    ----------             -------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of November 14, 1997, the Issuer had outstanding an aggregate of 61,140,631 common shares, par value $0.001.


                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements of iMall, Inc. and subsidiaries (the "Company") as of September 30, 1997 and for the three and nine months then ended are attached hereto.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis of the Company's financial condition as of September 30, 1997 (and with respect to significant financing activities through November 14, 1997) and the Company's results of operations for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1997.

Comparison of Three Months Ended September 30, 1997 and 1996
-------------------------------------------------------------

     Revenues. Revenues for the three months ended September 30, 1997 were $4,457,659 compared to $3,758,619 for the three months ended September 30, 1996. The 19% increase was due primarily to increases in telemarketing sales of Website and other Internet products. The Company's Internet training division provided approximately 55% of total revenues for the three months ended September 30, 1997 compared to 77% for the three months ended September 30, 1996. The decrease in the percentage of the Company's revenues derived from the Internet training division was due to the following factors: (i) an increase in telemarketing sales, and (ii) a decrease in Internet training revenue of approximately $300,000.

     Cost of Revenues. Total direct cost of revenues for the three months ended September 30, 1997 was $4,237,476 compared to $1,710,014 for the three months ended September 30, 1996, an increase of 148%. This increase was due primarily to an increase in advertising expense. The Company's marketing efforts were expanded to include the airing of infomercials on television and significant direct mail marketing in an attempt to increase attendance at the Company's educational workshops. The 148% increase in cost of revenues compared to the 19% increase in revenues over the same period was primarily due to the fact that the Company's increased marketing efforts did not produce increased revenues to the same extent as the Company's expenditures. Management believes its strategy of increasing advertising efforts in its early stages. The Company intends to continue advertising expenditures at higher levels, and believes that over time, these increased expenditures will lead to an increase in revenues.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1997 were $1,521,427 compared to
$2,009,028 for the three months ended September 30, 1996.   This 24% decrease
was due primarily to the net effect of dissolving the Company's technology division formerly located in Woodland Hills, California, and relocating the Company's technology division to Provo, Utah.

     Other Income, net. The Company sells mailing lists to outside vendors. This activity is not considered to be peripheral to its operations and will become less and less significant to its overall operations. Net other income for the three months ended September 30, 1997 was $79,996 compared to $42,379 for the three months ended September 30, 1996. The 89% increase was due mainly to the increased sales of mailing lists during 1997.

     Interest Income (Expense), net. Net interest expense for the three months ended September 30, 1997 was $28,940 compared to net interest income of $5,617 for the three months ended September 30, 1996. The net increase in interest expense was primarily due to interest on notes payable to a stockholder and notes payable to related parties.

Comparison of Nine Months Ended September 30, 1997 and 1996
-----------------------------------------------------------

     Revenues. Revenues for the nine months ended September 30, 1997 were $13,645,695 compared to $12,601,116 for the nine months ended September 30, 1996. This 8% increase was primarily due to increased telemarketing revenues. The Company's Internet training division provided approximately 64% of total revenues for the nine months ended September 30, 1997 and 75% for the nine months ended September 30, 1996. The decrease in the percentage of the Company's revenues derived from the Internet training division was due primarily to the increase in telemarketing sales.

     Cost of Revenues. Total direct cost of revenues for the nine months ended September 30, 1997 was $10,689,453 compared to $6,383,369 for the nine months ended September 30, 1996. The 67% increase was due primarily to increased advertising costs. The Company's marketing efforts were expanded to include the airing of infomercials on television and direct mail marketing. The 67% increase in cost of revenues compared to the 8% increase in revenues over the same period was primarily due to the fact that the Company's increased marketing efforts did not produce increased revenues to the same extent as the Company's expenditures. Management believes its strategy of increasing advertising efforts in its early stages. The Company intends to continue advertising expenditures at higher levels, and believes that over time, these increased expenditures will lead to an increase in revenues.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 were $5,587,770 compared to $4,766,857 for the nine months ended September 30, 1996. The 17% increase was due primarily to the Company's hiring of several individuals for key management positions subsequent to the first nine months of 1996.

     Other Income, net. The Company sells mailing lists to outside vendors. This activity is considered to be peripheral to its operations and will become less and less significant to the Company's overall operations. Net other income for the nine months ended September 30, 1997 was $147,431 compared to $129,770 for the nine months ended September 30, 1996. The 14% increase was due mainly to the increased sales of mailing lists during 1997.

     Interest Income (Expense), net. Net interest expense for the nine months ended September 30, 1997 was $58,235 compared to net interest income of $1,111 for the nine months ended September 30, 1996. The net increase in interest expense was primarily due to interest on notes payable to a stockholder and notes payable to related parties.

Liquidity and Capital Resources
-------------------------------

     The Company has funded its cash requirements through November 14, 1997 primarily through ( i) borrowing a total of $1,290,303 during 1997, (ii) the sale of shares of Common Stock to certain investors for a total of $1,000,000 in cash, and (iii) cash from the Company's operations. The Company currently has outstanding debt obligations of $1,575,385 as of November 14, 1997, the majority of which is due on demand.

     The Company has a working capital deficit of $1,794,501 as of September 30, 1997. Because the Company has insufficient cash and working capital, the continuation of the Company's operations as presently constituted and the implementation of its business plan depend substantially on its ability to raise additional debt or equity capital. The Company is in the process of a $5,000,000 to $15,000,000 private placement of Units, each Unit consisting of
(i) 25,000 shares of Series A 9% Convertible Preferred Stock, each of which is convertible into 10 Shares of Common Stock and (ii) Common Stock Purchase Warrants to purchase 62,500 shares of Common Stock at an exercise price of $.40 per share, protected against dilution in certain situations. No assurance can be given that the Company will be successful in raising sufficient capital through this effort or any other effort.

     On October 16, 1997, the Company entered into an agreement with certain shareholders to repurchase 900,000 shares of Common Stock in exchange for a note in the amount of $405,000. The maturity of this note is the earlier of November 30, 1997, or the closing of a financing of the Company with net proceeds of at least $2,000,000. The unpaid portion of the purchase price bears interest at the rate of 10% per year commencing on November 17, 1997.

     On October 20, 1997, a stockholder loaned $350,000 to the Company, secured by a second position in restricted cash balances held at a bank. The loan amount plus interest (computed at 12% per year) is due on or before December 31, 1997. This note is personally guaranteed by each of Craig Pickering, Mark Comer, and Richard Rosenblatt (officers of the Company).

     The Company is currently generating cash receipts (exclusive of financing activities) of approximately $1,200,000 per month and incurring cash expenses in the amount of approximately $1,500,000 per month, of which fixed costs account for approximately $600,000. The Company anticipates capital expenditures will be approximately $375,000 for the remainder of the current fiscal year, but will only be expended assuming the Company is successful in its equity financing efforts.

     The Company is collecting $10,000 per month on a note receivable in the original amount of $250,000, which bears interest at an annual rate of 10%. The amount outstanding on this note receivable is approximately $166,250 as of September 30, 1997.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The Company is a defendant in various legal proceedings that have arisen in the ordinary course of business. However, in management's opinion, after consultation with legal counsel, none of these legal proceedings are expected to have a material impact on its financial position or results of operations.

ITEM 2.     CHANGES IN SECURITIES

     The Company issued 1,230,769 shares of Common Stock on August 8, 1997 to certain principals of the Company's financial advisors, Geller & Friend, in an unregistered offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in exchange for cash in the amount of $500,000. No placement agent was involved in this transaction and no commissions were paid.

     The Company issued 294,568 shares of Common Stock on August 29, 1997 to certain independent contractors who have performed various speaking, presentation, and public appearance work for the Company in transactions exempt from registration pursuant to Section 4(2) of the Securities Act as compensation for such services. No placement agent was involved in these transactions and no commissions were paid. The price per share of the Company's Common Stock on the OTC market at August 29, 1997 was $.75.


     The Company issued 923,075 shares of Common Stock effective on September 24, 1997 to independent investors in an unregistered offering exempt from registration pursuant to Section 4(2) of the Securities Act in exchange for cash in the amount of $375,000. No placement agent was involved in this transaction and no commissions were paid.

     The Company issued 307,692 shares of Common Stock during October 1997 to independent investors in an unregistered offering exempt from registration pursuant to Section 4(2) of the Securities Act in exchange for cash in the amount of $125,000. No placement agent was involved in this transaction and no commissions were paid.

     On October 16, 1997, the Company entered into an agreement with certain shareholders to repurchase 900,000 shares of Common Stock in exchange for a note in the amount of $405,000.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company filed an Information Statement with the Securities and Exchange Commission on October 17, 1997 and caused such Information Statement to be mailed to all of the Company's shareholders of record which stated that the Company's Board of Directors and three shareholders representing approximately 65% of the outstanding Common Stock had approved the following actions: (i) amending the Company's Articles of Incorporation to authorize up to 10,000,000 shares of Preferred Stock; (ii) granting the Board of Directors the authority to effect up to a 1 for 10 reverse stock split, which has not been effected as of the date of this filing; and (iii) adopting the Company's 1997 Stock Option Plan.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #                        Description
----------                       -------------
27                               Financial Data Schedule














                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 19th day of November, 1997.

                                    iMALL, INC.

                                By:/s/ Craig R. Pickering
                                   --------------------------
                                    Craig R. Pickering
                                    Chairman of the Board

                                By:/s/ Richard Rosenblatt
                                   -----------------------------
                                       Richard Rosenblatt
                                       Chief Executive Officer, Director

                                By:/s/ Mark R. Comer
                                   -------------------------
                                       Mark R. Comer
                                       President, Director


                                By:/s/ Craig Lewis
                                   --------------------
                                       Craig Lewis
                                       Chief Financial Officer,
                                       Secretary/Treasurer






























                   iMALL, Inc. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet

                              Assets
                             --------
                                                  As of September 30, 1997
                                                        (Unaudited)
                                                      --------------
Current Assets:
     Cash                                             $     212,750
     Restricted Cash                                        362,082
     Accounts receivable - trade                            138,531
     Current portion of note receivable                     136,250
     Inventory                                              165,434
     Prepaid expenses                                        29,459
                                                      --------------
           Total Current Assets                           1,044,506
                                                      --------------
     Property and Equipment, Net                            749,302
                                                     ---------------
Other Assets:
     Goodwill, net                                          147,118
     Note receivable, net of current portion                 30,000
     Deposits                                                25,701
     Organization costs, net                                  1,053
                                                     ---------------
           Total Other Assets                               203,872
                                                     ---------------
           Total Assets                              $    1,997,680
                                                     ===============

              Liabilities and Stockholders' Deficit
                  --------------------------------------
Current Liabilities:
     Current portion of notes payable
            to related parties                       $      280,385
     Current portion of capitalized lease obligations        26,776
     Note payable to stockholder                            500,000
     Accounts payable                                     1,158,328
     Accrued payroll                                        188,104
     Accrued royalties                                       96,030
     Accrued interest payable to related party               19,509
     Other accrued liabilities                               92,371
     Deferred revenue                                       477,504
                                                     ---------------
          Total Current Liabilities                       2,839,007
                                                     ---------------
Notes Payable to Related Parties, net of current portion     40,000
                                                     ---------------
Capitalized Lease Obligations, net of current portion        14,849
                                                     ---------------
Stockholders' Deficit:
     Common stock, par value $.001;
      300,000,000 shares authorized,
      61,732,939 shares outstanding                          61,733
     Additional paid-in capital                           1,703,851
     Accumulated Deficit                                 (2,661,760)
                                                    ----------------
       Total Stockholders' Deficit                         (896,176)
                                                    ----------------
       Total Liabilities and Stockholders' Deficit  $     1,997,680
                                                    ================
    See notes to condensed consolidated financial statements.


                   iMALL, Inc. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations

                                      For the Three Months Ended      For the Nine Months Ended
                                    -------------------------------  ----------------------------
                                    September 30,     September 30,  September 30, September 30,
                                         1997            1996             1997         1996
                                    ---------------  --------------  ------------- --------------
                                      (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
REVENUES                            $   4,457,659    $  3,758,619    $ 13,645,695  $ 12,601,116

COST OF REVENUES                        4,237,476       1,710,014      10,689,453     6,383,369
                                    --------------   -------------  -------------- -------------
    GROSS MARGIN                          220,183       2,048,605       2,956,242     6,217,747

GENERAL AND ADMINISTRATIVE EXPENSES     1,521,427       2,009,028       5,587,770     4,776,857
                                    --------------   -------------  -------------- -------------
    Operating Income (Loss)            (1,301,244)         39,577      (2,631,528)    1,450,890
                                    ---------------  -------------  -------------- -------------
OTHER INCOME AND EXPENSES

     Other Income, net                     79,996          42,379         147,431       129,770
     Interest Income (Expense), net       (28,940)          5,617         (58,235)        1,111
                                    ---------------  -------------  -------------- -------------
       Total Other Income and Expenses     51,056          47,996          89,196       130,881
                                    ---------------  -------------  -------------- -------------

INCOME (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                (1,250,188)         87,573      (2,542,332)    1,581,771
                                    ---------------  -------------  -------------- -------------
PROVISION FOR INCOME TAXES                163,715          24,450         163,715       595,183
                                    ---------------  -------------  -------------- -------------
NET INCOME (LOSS)                   $  (1,413,903)   $     63,123   $  (2,706,047) $    986,588
                                    ===============  =============  ============== =============
NET INCOME (LOSS) PER COMMON SHARE  $       (0.02)   $       0.00   $       (0.05) $       0.02
                                    ===============  =============  ============== =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    60,156,216      56,327,783      59,578,283    58,283,999
                                    ===============  =============  ============== =============
















     See notes to condensed consolidated financial statements













                   iMALL, Inc. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows

                                               For the Nine Months Ended
                                            September 30,    September 30,
                                               1997              1996
                                           --------------- ----------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income(loss)                      $   (2,706,047) $      986,588
     Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization            389,410         132,599
         Noncash expense related to issuance of
           shares of common stock for services    220,925          28,000
         Loss on disposal of property and
             equipment                              1,236           6,342
         Deferred income tax provision            163,715              -
         Provision for losses on accounts
             receivable                            18,462          33,835
         Changes in assets and liabilities:
           Increase in accounts receivable        (56,486)       (124,088)
           Decrease (Increase) in related-party
             receivable                            85,521          (2,039)
           Decrease in income tax receivable      276,940              -
           Decrease in employee receivable         14,536              -
           Increase in inventory                 (110,157)        (62,969)
           Decrease (Increase) in prepaid
             expenses                             100,501        (191,676)
           Increase (Decrease) in deposits         (2,875)          2,930
           Increase in accounts payable           490,902         159,971
           Increase in accrued expenses            33,832          79,276
           Increase (Decrease) in interest payable
             to related party                       6,750             (20)
           Decrease (Increase) in income
             tax payable                -         (41,068)        157,431
           Increase in deferred revenue           141,329              -
                                           ---------------  ----------------
     Net Cash Provided by (Used in)
        Operating Activities                     (972,574)      1,206,180
                                           ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash received from acquisition of
         subsidiaries                                  -          110,350
     Cash collections on notes receivable          75,750        (250,000)
     Purchases of property and equipment          (76,459)       (725,855)
                                           ---------------  ----------------
     Net Cash Used in Investing Activities           (709)       (865,505)
                                           ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from private placement of
         common stock                             875,000              -
     Proceeds from issuance of notes payable
         to stockholder                           765,000              -
     Proceeds from issuance of note payable
         to related party                         175,303              -
     Principal payment on notes payable          (277,500)             -
     Cash paid for undistributed S-corp earnings       -          (25,000)

     Principal payments on obligations under
        capital leases                            (29,952)        (35,857)
                                           ---------------  ----------------
     Net Cash Provided by (Used in)
        Financing Activities                    1,507,851         (60,857)
                                           ---------------  ----------------
     Increase (Decrease)in Cash                   534,568         279,818

CASH AT BEGINNING OF PERIOD                        40,264          41,696
                                           ---------------  ----------------
CASH AND RESTRICTED CASH AT END OF PERIOD  $      574,832   $     321,514
                                           ===============  ================
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                $       73,069   $       7,386
                                           ===============  ================


    See notes to condensed consolidated financial statements.












































                   IMALL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(1)   Interim Condensed Consolidated Financial Statements
      ----------------------------------------------------

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB, as amended. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10-SB, as amended.

(2)     Net Income (Loss) Per Common Share
        ----------------------------------

     Net income (loss) per common share is based on the weighted average number of common shares outstanding for each period reported. Stock options and warrants prior to conversion are not included in the calculation of any loss per common share because their inclusion would be antidilutive, thereby reducing the net loss per common share (see Note 4).

(3)    Goodwill
       --------

      On April 26, 1996, the Company acquired e.m.a.N.a.t.e., Inc., ("e.m.a.N.a.t.e."), a company specializing in information systems, Internet consulting and front-page creations for web sites on the Internet, in a business combination accounted for as a purchase. The Company issued 1,600,000 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of e.m.a.N.a.t.e. The acquisition resulted in the Company recording goodwill of $224,507. The Company is amortizing goodwill over a five-year period.

     On March 5, 1996, the Company acquired Inter-Active Marketing Group, Inc. ("IMG"), a company specializing in yellow page advertising on the Internet, in a business combination accounted for as a purchase. The Company issued 1,634,800 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of IMG. The acquisition resulted in the Company recording negative goodwill of $19,410. The Company is amortizing negative goodwill over a five-year period.

(4)    Recent Accounting Pronouncement
       --------------------------------

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. The Company's basic and diluted EPS under the rules of SFAS No. 128 would not have been different from reported EPS for the three months or nine months ended September 30, 1997.

(5)    Income Taxes
       ------------

     During the three months ended September 30, 1997, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company reassessed the realizability of its deferred income tax assets. As a result, the Company provided a valuation allowance against its remaining deferred income tax assets due to the Company continuing to incur net operating losses for financial reporting and income tax reporting purposes.

(6)   Restricted Cash
      --------------

      As of September 30, 1997, the Company had restricted cash totaling $362,082 held by a bank for overdraft protection. This cash is collateral in connection with a $350,000 loan from a third party. (see note 7)

(7)   Subsequent Events
      -------------------

      On October 16, 1997, the Company entered into an agreement with certain shareholders to repurchase 900,000 shares of Common Stock in exchange for a note in the amount of $405,000. The maturity of this note is the earlier of November 30, 1997, or the closing of a financing of the Company with net proceeds of at least $2,000,000. The unpaid portion of the purchase price bears interest at the rate of 10% per year commencing on November 17, 1997.

      On October 17, 1997, the Company received Board of Directors and shareholder approval to ( i) amend its articles of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, (ii) effect an up to 1-for-10 reverse stick split, which has not been effected as of the date of this filing, and (iii) adopt the Company's 1997 Stock Option Plan.

     On October 20, 1997, a third party loaned $350,000 to the Company, secured by a second position in restricted cash balances held at a bank. The loan amount plus interest (computed at 12% per year) is due on or before December 31, 1997. This note is personally guaranteed by each of Craig Pickering, Mark Comer, and Richard Rosenblatt (officers of the Company).

     The Company issued 307,692 shares of Common Stock during October 1997 to independent investors in an unregistered offering exempt from registration pursuant to Section 4(2) of the Securities Act in exchange for cash in the amount of $125,000.

     The Company is in the process of a $5,000,000 to $15,000,000 private placement of Units, each Unit consisting of ( i) 25,000 shares of Series A 9% Convertible Preferred Stock, each of which is convertible into 10 shares of Common Stock and (ii) Common Stock Purchase Warrants to purchase 62,500 shares of Common Stock at an exercise price of $.40 per share (protected against dilution in certain situations).