Form 10QSB/A
period 1997-03-31
IMALL INC
filed 1998-02-09
CIK 1020862

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB
                         Amendment No. 1

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-21201

                           iMall, Inc.
                 --------------------------------
(Exact name of small business issuer as specified in its charter)

      Nevada                                     59-2544687B
--------------------------             -------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

4400 Coldwater Canyon Boulevard, Suite 200, Studio City, California 91604
------------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (818) 509-3600
                          --------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                     No       X
   ------------------      -------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 15, 1997, the Issuer had outstanding an aggregate of 59,284,527 common shares, par value $0.001.



                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            ----------------------

     The unaudited condensed consolidated financial statements of iMall, Inc. and subsidiaries ("the Company") as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ----------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ----------------------

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

Results of Operations
---------------------
          The Company acquired various entities which became part of the consolidated group during the prior calendar year. Results of prior periods do not reflect the current mix of the Company's operations and therefore comparisons of historical results of operations may therefore not be meaningful.

Comparison of Three-Month Periods Ended March 31, 1997 and 1996
---------------------------------------------------------------
          Revenues. Revenues for the three months ended March 31, 1997 were $4,078,434 compared to $4,100,151 for the three months ended March 31, 1996. Operations were relatively consistent between the two years, with the Company's seminar division providing nearly 75% of total revenues each year.

          Cost of Revenues. Total direct cost of revenues for the three months ended March 31, 1997 were $2,558,951, compared to $2,357,216 for the three months ended March 31, 1996. The increase of 9% was due to an increase in advertising expense. The Company's marketing efforts were expanded to include the airing of infomercials on television in an attempt to increase attendance at the Company's educational workshops.

          General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1997 were $2,207,598, compared
to $1,143,239 for the three months ended March 31, 1996.   This 93% increase
was due to several factors. Subsequent to the first quarter of 1996, the Company acquired two companies, e.m.a.N.a.t.e., Inc. and Inter-Active Marketing Group, Inc. The general and administrative expenses associated with these two companies increased the Company's overall general and administrative expenses due to increased wages, rent and occupancy expenses, and other typical overhead expenses. Also, subsequent to the first quarter of 1996, the Company hired individuals to fill several key management positions, including Chief Executive Officer, Vice President of Marketing and Vice President of Technology.

          Other Income, net. The Company sells mailing lists to outside vendors. This activity is considered to be peripheral to its operations. Net other income for the three months ended March 31, 1997 was $5,909 compared to $37,906 for the three months ended March 31, 1996. The decrease was due mainly to the decreased sales of mailing lists.

Liquidity and Capital Resources
---------------------------------

          On January 2, 1997, a stockholder loaned the Company $500,000. The note was due March 1, 1997, bore interest at an annual rate of 10 percent and was secured by certain property and inventory. Certain officers and directors have personally guaranteed the note. On March 1, 1997, the Company defaulted on the note. Upon default, all outstanding principal and interest became immediately due. Any outstanding principal balance subsequent to March 1, 1997 bears interest at 13 percent.

          The Company is currently incurring cash expenses in the amount of approximately $1,000,000 per month, of which fixed costs account for approximately $450,000. The Company anticipates capital expenditures will be approximately $600,000 for the current fiscal year. The Company believes its existing cash, along with cash expected to be provided by ongoing operating activities and other funding options currently being pursued, including private placement of its common stock, will be sufficient to finance its cash requirements for at least the next twelve months.

          The Company is currently collecting $10,000 per month on a note receivable in the original amount of $250,000, which bears interest at an annual rate of 10%. The amount outstanding on this note receivable is approximately $217,500 as of March 31, 1997.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

          The Securities and Exchange Commission (the "SEC") informed the Company in June 1996 that it was conducting an informal investigation of the Company. The focus of the investigation appears to the Company to be (i) the removal of restrictive legends from shares of the Company's stock prior to the transactions which brought the current management into the Company; (ii) the sale of shares by prior affiliates of the Company; (iii) the purchase and sale of shares by persons that bought stock prior to the transactions which brought the current management into the Company; and (iv) the trading activity in the Company's stock in the first and second quarters of 1996. The SEC has requested and received copies of documents from the Company's transfer agent and has interviewed special outside counsel for the Company in connection with the investigation. The Company is not aware of the current status of the investigation and has not had any formal or informal communication with the SEC regarding these matters since August 1996.

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

          None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            --------------------------------

          On March 1, 1997, the Company defaulted on a loan from a stockholder, which was secured by certain assets of the Company. Upon default, all outstanding principal and interest became immediately due. Any outstanding principal balance subsequent to March 1, 1997 bears interest at 13 percent.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

          None.



ITEM 5.     OTHER INFORMATION
            ------------------

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

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

     DATED as of this 6th day of February, 1998.

                                        iMALL, INC.



                              By:/s/ Richard M. Rosenblatt
                                 ----------------------------------------
                                    Richard Rosenblatt
                                    Chairman of the Board, Chief Executive
                                Officer


                              By:/s/ Mark R. Comer
                                  ----------------------------------------
                                     Mark R. Comer
                                     President, Director


                              By:/s/ Anthony P. Mazzarella
                                 ---------------------------------------
                                    Anthony P. Mazzarella
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary/Treasurer, Director












                      iMALL AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet

                              Assets
                              ------
                                                    As of March 31,1997
                                                     -------------------
                                                         (Unaudited)
Current Assets:
     Cash                                             $     287,289
     Accounts receivable- trade, net                        192,751
     Current portion of note receivable                     127,500
     Income tax receivable                                  276,940
     Inventory                                              108,848
     Prepaid expenses                                       238,851
     Deferred income tax asset                              163,715
                                                      --------------
           Total Current Assets                           1,395,894
                                                      --------------
Property and Equipment, Net                                 927,501
                                                     ---------------
Other Assets:
     Goodwill, net                                          167,781
     Note receivable, net of current portion                 90,000
     Deposits                                                28,331
     Organization costs, net                                  1,282
                                                     ---------------
           Total Other Assets                               287,394
                                                     ---------------
           Total Assets                              $    2,610,789
                                                    ===============
               Liabilities and Stockholders' Equity
              --------------------------------------
Current Liabilities:
     Current portion of notes payable to
            related parties                          $      105,082
     Current portion of capitalized lease obligations        38,396
     Note payable to stockholder                            500,000
     Accounts payable                                       827,082
     Accrued payroll                                        244,892
     Accrued royalties                                       96,030
     Accrued interest payable to related party               27,509
     Other accrued liabilities                              277,957
     Deferred revenue                                       398,552
                                                     ---------------
          Total Current Liabilities                       2,515,500
                                                     ---------------
Notes Payable to Related Parties, net of current portion     40,000
                                                     ---------------
Capitalized Lease Obligations, net of current portion        23,549
                                                     ---------------
Stockholders' Equity:
     Common stock, par value $.001; 300,000,000 shares
        authorized, 59,284,527 shares outstanding            59,284
     Additional paid-in capital                             610,375
     Accumulated Deficit                                   (637,919)
                                                    ----------------
          Total Stockholders' Equity                         31,740
                                                    ----------------
         Total Liabilities and Stockholders'
            Equity                                  $     2,610,789
                                                    ================


    See notes to condensed consolidated financial statements.


                  iMALL, INC. AND SUBSIDIARIES.
         Condensed Consolidated Statements of Operations

                                                For the Three Months Ended
                                             --------------------------------
                                             March 31, 1997   March 31, 1996
                                             ---------------  ---------------
                                              (Unaudited)       (Unaudited)

REVENUES                                     $    4,078,434   $    4,100,151

COST OF REVENUES                                  2,558,951        2,357,216
                                             ---------------  ---------------
     GROSS MARGINS                                1,519,483        1,742,935

GENERAL AND ADMINISTRATIVE EXPENSES               2,207,598        1,143,239
                                             ---------------  ----------------
    Operating Income(Loss)                         (688,115)         599,696
                                             ---------------  ---------------
OTHER INCOME AND EXPENSES:

     Other Income, net                               17,608           40,170
     Interest Income (Expense), net                 (11,699)          (2,264)
                                             ---------------  ----------------
          Total Other Income, net                     5,909           37,906
                                             ---------------  ----------------
INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                                 (682,206)         637,602

PROVISION FOR INCOME TAXES                               -           235,366
                                             ---------------  ---------------
NET INCOME (LOSS)                            $     (682,206)  $      402,236
                                             =============== ================
NET INCOME (LOSS) PER COMMON SHARE           $        (0.01)  $         0.01
                                             =============== ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       59,284,527       54,572,704
                                             =============== ================

















    See notes to condensed consolidated financial statements.











                   iMALL, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows

                                            For the Three Months Ended
                                           --------------------------------
                                           March 31, 1997  March 31, 1996
                                           --------------  ---------------
                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income(loss)                        $     (682,206) $      402,236
   Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                131,131          11,908
     Noncash expense related to issuance of
       shares of common stock for services             -           28,000
     Provision for losses on accounts receivable    8,288          28,835
     Loss on sale of equipment, furniture, fixtures 1,236               -
     Deferred income taxes                             -          (28,335)
     Changes in assets and liabilities, net of
       effects from purchase of subsidiaries:
         Increase in accounts receivable         (100,537)       (597,382)
         Decrease in related-party receivable      85,521              -
         Decrease in employee receivable           14,536              -
         (Increase) Decrease in prepaid expenses (108,891)         54,475
         (Increase)in inventory                   (53,571)        (29,883)
         Increase in deposits                      (5,505)             -
         Increase (Decrease) in accounts payable  159,656        (151,674)
         Increase in accrued liabilities          276,206         326,646
         Increase in accrued interest payable to
           related party                           14,750              -
         (Decrease) Increase in income
           tax payable                            (41,068)        257,880
         Increase in deferred revenues             62,377          53,827
                                            ---------------  --------------
     Net Cash Provided by(Used in)
        Operating Activities                     (238,077)        356,533
                                           ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash received from acquisition of
         subsidiaries                                  -           78,387
     Cash collections on notes receivable          24,500              -
     Purchase of property and equipment           (17,266)       (103,110)
                                           ---------------  ----------------
     Net Cash Provided by
        Investing Activities                        7,234         (24,723)
                                           ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of notes
        payable to stockholder                    500,000              -
     Principal payment on notes payable           (12,500)             -
     Principal payments on obligations under
        capital leases                             (9,632)          6,833
                                           ---------------  ----------------
     Net Cash Provided by Financing Activities    477,868           6,833
                                           ---------------  ----------------
INCREASE IN CASH                                  247,025         338,643

CASH AT BEGINNING OF PERIOD                        40,264          41,696
                                           ---------------  ----------------
CASH AT END OF PERIOD                      $      287,289   $     380,339
                                           =============== ==================
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                $       17,342   $       2,324
                                           ===============  ================

     See notes to condensed consolidate financial statements



                   IMALL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(1) Interim Condensed Consolidated Financial Statements.
    -----------------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB, as amended. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the year ended December 31, 1997. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10-SB, as amended.

(2) Net Income (Loss) Per Common Share.
    -----------------------------------

     Net income (loss) per common share is based on the weighted average number of common shares outstanding for each period reported. Stock options and warrants prior to conversion are not included in the calculation of any loss per Common Share because their inclusion would be antidilutive, thereby reducing the net loss per common share (see Note 5).

(3) Goodwill.

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

     On March 5, 1996, the Company acquired Inter-Active Marketing Group, Inc. ("IMG"), a company specializing in yellow page advertising on the Internet, in a business combination accounted for as a purchase. The Company issued 1,634,800 shares of common stock (of which 1,214,300 shares were held in escrow contingent on specified events occurring in the future, which shares have subsequently been returned to treasury and retired) at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of IMG. In accordance with Accounting Principles Board No. 16, the contingent shares have not been accounted for in the purchase accounting, but will be recorded if and when the contingency is resolved. The acquisition resulted in the Company recording negative goodwill of $(19,410). The Company is amortizing the resulting negative goodwill over a five- year period.

(4) Prepaid Expenses.
    -----------------

     Prepaid expenses as of March 31, 1997 consisted of the following:

          Prepaid mailing lists             $  48,609
          Prepaid postage and related costs    71,127
          Prepaid radio advertising            53,897
          Prepaid trade shows                  50,500
          Prepaid other                        14,718
                                             --------
                                            $ 238,851

(5) Recent Accounting Pronouncement.
    --------------------------------

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS.