Form 10QSB/A
period 1997-06-30
IMALL INC
filed 1998-02-09
CIK 1020862

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB
                         Amendment No. 1

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-21201

                           iMall, Inc.
                     ------------------------
(Exact name of small business issuer as specified in its charter)

     Nevada                                    59-2544687B
---------------------------           --------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

4400 Coldwater Canyon Boulevard, Suite 200, Studio City, California 91604
--------------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (818) 509-3600
               ------------------------------------
         (Issuer's telephone number including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X               No
    -------------          ------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of August 12, 1997, the Issuer had outstanding an aggregate of 60,515,296 common shares, par value $0.001.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            ---------------------

          The unaudited condensed consolidated financial statements of iMall, Inc. and subsidiaries (the "Company") as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 are attached hereto.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
            ----------------------------------------------------------

          The following discussion and analysis of the Company's financial condition as of June 30, 1997 and the Company's results of operations for the three month and six month periods ended June 30, 1997 and 1996 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ended December 31, 1997.

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

Comparison of Three-Month Periods Ended June 30, 1997 and 1996
--------------------------------------------------------------

          Revenues. Revenues for the three months ended June 30, 1997 were $5,109,603 compared to $4,469,192 for the three months ended June 30, 1996. The 14% increase was primarily due to increases in telemarketing sales of Website and other Internet products. The Company's Internet training division provided approximately 61% of total revenues for the three months ended June 30, 1997 compared to 78% for the three months ended June 30, 1996. The decrease in the percentage of the Company's revenues derived from the Internet training division was due to the introduction of telemarketing sales.

          Cost of Revenues. Total direct cost of revenues for the three months ended June 30, 1997 were $3,892,886, compared to $2,316,139 for the three months ended June 30, 1996, an increase of 68%. This increase was due primarily to an increase in advertising expense. The Company's marketing efforts were expanded to include the airing of infomercials on television and direct mail marketing in an attempt to increase attendance at the Company's educational workshops. The 68% increase in cost of revenues compared to the 14% increase in revenues over the same period was primarily due to the fact that the Company's increased marketing efforts did not produce increased revenues to the same extent as the Company's expenditures. Management believes its strategy of increasing advertising efforts in its early stages. The Company intends to continue advertising expenditures at higher levels, and believes that over time, these increased expenditures will lead to an increase in revenues.

          General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1997 were $1,859,981, compared to
$1,640,460 for the three months ended June 30, 1996.   This 13% increase was
due primarily to the net effect of dissolving the Company's technology division formerly located in Woodland Hills, California and relocating the Company's technology division to Provo, Utah. The Company also hired several individuals for key management positions subsequent to June 30, 1996.

          Other Income, net. The Company sells mailing lists to outside vendors. This activity is considered to be peripheral to its operations. Net other income for the three months ended June 30, 1997 was $33,467 compared to $44,979 for the three months ended June 30, 1996. The decrease was due mainly to the decreased sales of mailing lists.

Comparison of Six-Month Periods Ended June 30, 1997 and 1996
------------------------------------------------------------

          Revenues. Revenues for the six months ended June 30, 1997 were $9,188,037 compared to $8,569,343 for the six months ended June 30, 1996. This 7% increase in revenues was primarily due to increased telemarketing revenues. The Company's Internet training division provided approximately 68% of total revenues for the six months ended June 30, 1997 compared to 75% for the six months ended June 30, 1996. The decrease in the percentage of the Company's revenues derived from the Internet training division was due to the introduction of telemarketing sales.

          Cost of Revenues. Total direct cost of revenues for the six months ended June 30, 1997 were $6,451,837 compared to $4,673,355 for the six months ended June 30, 1996. The 38% increase was due primarily to increased advertising costs. The Company's marketing efforts were expanded to include the airing of infomercials on television and direct mail marketing. The 38% increase in cost of revenues compared to the 7% increase in revenues over the same period was primarily due to the fact that the Company's increased marketing efforts did not produce increased revenues to the same extent as the Company's expenditures. Management believes its strategy of increasing advertising efforts is in its early stages. The Company intends to continue advertising expenditures at higher levels, and believes that over time, these increased expenditures will lead to an increase in revenues.

          General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1997 were $4,067,579 compared to $2,783,699 for the six months ended June 30, 1996. This 46% increase was due primarily to the net effect of dissolving the Company's technology division formerly located in Woodland Hills, California and relocating the Company's technology division to Provo, Utah. The Company also hired several individuals for key management positions subsequent to June 30, 1996.

          Other Income, net. The Company sells mailing lists to outside vendors. This activity is considered to be peripheral to its operations. Net other income for the six months ended June 30, 1997 was $39,376 compared to $82,885 for the six months ended June 30, 1996. The decrease was due to the decreased sales of mailing lists, and the interest expense associated with a loan from a stockholder.

Liquidity and Capital Resources
-------------------------------

          The Company has a working capital deficit of $1,608,477 as of June 30, 1997. Because the Company has insufficient cash and working capital, the continuation of the Company's operations as presently constituted and the implementation of its business plan depend substantially on its ability to raise additional debt or equity capital. No assurance can be given that the Company will be successful in raising sufficient capital.

          The Company issued 1,230,769 shares of common stock on August 12, 1997 to certain principals of the Company's financial advisors, Geller & Friend, in an unregistered offering exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in exchange for cash in the amount of $500,000. No placement agent was involved in the transaction and no commissions were paid.

          The Company is currently generating cash receipts (exclusive of financing activities) of approximately $1,400,000 per month, and incurring cash expenses in the amount of approximately $1,800,000 per month, of which fixed costs account for approximately $500,000. The Company anticipates capital expenditures will be approximately $1,200,000 for the remainder of the current fiscal year.

          The Company is collecting $10,000 per month on a note receivable in the original amount of $250,000, which bears interest at an annual rate of 10%. The amount outstanding on this note receivable is approximately $192,250 as of June 30, 1997.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

          The Securities and Exchange Commission (the "SEC") informed the Company in June 1996 that it was conducting an informal investigation of the Company. The focus of the investigation appears to the Company to be: (i) the removal of restrictive legends from shares of the Company's stock prior to the transactions which brought the current management into the Company; (ii) the sale of shares by prior affiliates of the Company; (iii) the purchase and sale of shares by persons that bought stock prior to the transactions which brought the current management into the Company; and (iv) the trading activity in the Company's stock in the first and second quarters of 1996. The SEC has requested and received copies of documents from the Company's transfer agent and has interviewed special outside counsel for the Company in connection with the investigation. The Company is not aware of the current status of the investigation and has not had any formal or informal communication with the SEC regarding these matters since August 1996.


ITEM 2.     CHANGES IN SECURITIES
            ---------------------

          The Company issued 1,230,769 shares of common stock on August 12, 1997 to certain principals of the Company's financial advisors, Geller & Friend, in an unregistered offering exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in exchange for cash in the amount of $500,000. No placement agent was involved in this transaction and no commissions were paid.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

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

          None.

ITEM 5.     OTHER INFORMATION
            ------------------

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            ---------------------------------

          (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #                         Description
---------                         -----------

27                               Financial Data Schedule

          (b) The Company filed reports on Form 8-K on June 20, 1997, and July 14, 1997.

                         SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED as of this 6th day of February, 1998.

                                 iMALL, INC.


                              By:/s/ Richard M. Rosenblatt
                                 -----------------------------
                                    Richard Rosenblatt
                                    Chairman of the Board, Chief Executive
                                    Officer

                              By:/s/ Mark R. Comer
                                 -------------------------------
                                     Mark R. Comer
                                     President, Director


                              By:/s/ Anthony P. Mazzarella
                                 --------------------------------
                                    Anthony P. Mazzarella
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary/Treasurer, Director


















                  iMALL, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet

                              Assets
                             --------
                                                   As of June 30, 1997
                                                        (Unaudited)
                                                      --------------
Current Assets:
     Accounts receivable - trade, net                 $     105,906
     Current portion of note receivable                     141,167
     Income tax receivable                                  276,940
     Inventory                                              214,516
     Prepaid expenses                                       203,086
     Deferred income tax asset                              163,715
     Other current assets                                    12,700
                                                      --------------
           Total Current Assets                           1,118,030
                                                      --------------
Property and Equipment, Net                                 864,265
                                                     ---------------
Other Assets:
     Goodwill, net                                          157,373
     Note receivable, net of current portion                 51,083
     Deposits                                                15,701
     Organization costs, net                                  1,168
                                                     ---------------
           Total Other Assets                               225,325
                                                     ---------------
           Total Assets                              $    2,207,620
                                                     ===============

              Liabilities and Stockholders' Deficit
                  --------------------------------------
Current Liabilities:
     Bank overdraft                                  $       73,654
     Current portion of notes payable to related parties    105,082
     Current portion of capitalized lease obligations        32,795
     Note payable                                           500,000
     Accounts payable                                       857,227
     Accrued payroll                                        232,124
     Accrued royalties                                       96,030
     Accrued interest payable to related party               48,017
     Other accrued liabilities                              314,100
     Deferred revenue                                       467,478
                                                    ---------------
          Total Current Liabilities                       2,726,507
                                                    ---------------
Notes Payable to Related Parties, net of current portion     40,000
                                                    ---------------
Capitalized Lease Obligations, net of current portion        19,170
                                                    ---------------
Stockholders' Deficit:
     Common stock, par value $.001; 300,000,000
       shares authorized, 59,284,527 shares outstanding      59,284
     Additional paid-in capital                             610,375
     Accumulated deficit                                 (1,247,716)
                                                    ----------------
       Total Stockholders' Deficit                         (578,057)
                                                    ----------------
       Total Liabilities and Stockholders' Deficit  $     2,207,620
                                                    ================


    See notes to condensed consolidated financial statements.


                   IMALL, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations

                                      For the Three Months Ended       For the Six Months Ended
                                    -------------------------------  ----------------------------
                                    June 30, 1997    June 30,1996   June 30, 1997  June 30, 1996
                                    ---------------  -------------- -------------- -------------
                                      (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
REVENUES                            $   5,109,603    $  4,469,192   $   9,188,037  $  8,569,343

COST OF REVENUES                        3,892,886       2,316,139       6,451,837     4,673,355
                                    --------------   -------------  -------------- -------------
    GROSS MARGIN                        1,216,717       2,153,053       2,736,200     3,895,988

GENERAL AND ADMINISTRATIVE EXPENSES     1,859,981       1,640,460       4,067,579     2,783,699
                                    --------------   -------------  -------------- -------------
    Operating Income (Loss)              (643,264)        512,593      (1,331,379)    1,112,289
                                    ---------------  -------------  -------------- -------------
OTHER INCOME AND EXPENSES

     Other Income, net                     51,063          47,221          68,671        87,391
     Interest Expense, net                (17,596)         (2,242)        (29,295)       (4,506)
                                    ---------------  -------------  -------------- -------------
       Total Other Income, net             33,467          44,979          39,376        82,885
                                    ---------------  -------------  -------------- -------------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                        (609,797)        557,572      (1,292,003)    1,195,174
                                    ---------------  -------------  -------------- -------------
PROVISION FOR INCOME TAXES                      -         205,825              -        441,191
                                    ---------------  -------------  -------------- -------------
NET INCOME (LOSS)                   $    (609,797)   $    351,747   $  (1,292,003) $    753,983
                                    ===============  =============  ============== =============
NET INCOME (LOSS) PER COMMON SHARE  $       (0.01)   $       0.01   $       (0.02) $       0.01
                                    ===============  =============  ============== =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    59,284,527      59,760,817      59,284,527    57,181,086
                                    ===============  =============  ============== =============
















    See notes to condensed consolidated financial statements


















                   iMALL, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows

                                               For the Six Months Ended

                                           June 30, 1997    June 30, 1996
                                           --------------- ----------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                         $   (1,292,003) $      753,983
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                258,601          89,334
     Non-cash expense related to issuance of
      share of common stock for services               -           28,000
     Provision for losses on accounts
         receivable                                18,621          28,835
     Loss on disposal of property and
         equipment                                  1,236              -
     Deferred income taxes                             -          (91,838)
     Changes in assets and liabilities,
       net of effects from purchases of subsidiaries:
         Increase in accounts receivable          (24,025)       (559,478)
         Decrease in related party receivable      85,521              -
         Decrease in employee receivable           14,536              -
         Increase in inventory                   (159,239)        (78,987)
         Increase in prepaid expenses             (73,126)        (22,067)
         Increase in other current assets         (12,700)             -
         Decrease in deposits                       7,125           2,530
         Increase in accounts payable             189,801         180,636
         Increase in accrued liabilities          299,581         143,544
         Increase in interest payable to related
             party                                 35,258           2,418
         (Decrease)Increase in income tax payable (41,068)        256,216
         Increase in deferred revenue             131,303         247,982
                                           ---------------  ----------------
     Net Cash Provided by(used in)
        Operating Activities                     (560,578)        981,108
                                           ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash received from acquisition of
         subsidiaries                                  -          110,350
     Payments received on notes receivable         49,750              -
     Purchase of property and equipment           (70,978)       (375,494)
                                           ---------------  ----------------
     Net Cash Used in Investing Activities        (21,228)       (265,144)
                                           ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in bank overdraft                    73,654              -
     Proceeds from issuance of note payable       500,000              -
     Principal payment on note payable            (12,500)        (12,500)
     Principal payments on obligations
      under capital leases                        (19,612)         (3,875)
                                           ---------------  ----------------
     Net Cash Provided by (Used In)
        Financing Activities                      541,542         (16,375)
                                           ---------------  ----------------
     Increase (Decrease)in Cash                   (40,264)        699,589

CASH AT BEGINNING OF PERIOD                        40,264          41,696
                                           ---------------  ----------------
CASH AT END OF PERIOD                      $           -    $     741,285
                                           ===============  ================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                $       39,822   $       2,324
                                           ===============  ==============

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB, as amended. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the operating results for the year ended December 31, 1997. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10-SB, as amended.

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

(3) Goodwill
    ---------

     On April 26, 1996, the Company acquired e.m.a.N.a.t.e., Inc. ("e.m.a.N.a.t.e."), a company specializing in information systems, Internet consulting and front-page creations for web sites on the Internet, in a business combination accounted for as a purchase. The Company issued 1,600,000 shares of common stock at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of e.m.a.N.a.t.e. The acquisition resulted in the Company recording goodwill of $224,507. The Company is amortizing goodwill over a five-year period.

     On March 5, 1996, the Company acquired Inter-Active Marketing Group, Inc. ("IMG"), a company specializing in yellow page advertising on the Internet, in a business combination accounted for as a purchase. The Company issued 1,634,800 shares of common stock (of which 1,214,300 shares were held in escrow contingent on specified events occurring in the future, which shares have subsequently been returned to treasury and retired) at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of IMG. The acquisition resulted in the Company recording negative goodwill of $(19,410). The Company is amortizing negative goodwill over a five-year period.





(4) Prepaid Expenses
    ------------------

     Prepaid expenses as of June 30, 1997 consisted of the following:

         Prepaid mailing lists                 $  47,941
         Prepaid postage and related costs        65,275
         Prepaid radio advertising                27,840
         Prepaid trade shows                      33,668
         Prepaid other                            28,362
                                                ---------
                                               $ 203,086
(5) Recent Accounting Pronouncement
    --------------------------------

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No.128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No.128 simplifies the standards for computing EPS in comparison to Accounting Principles Board Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS.