Form 10QSB/A
period 1997-09-30
IMALL INC
filed 1998-02-09
CIK 1020862

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

      As of November 14, 1997, the Issuer had outstanding an aggregate of 61,202,169 common shares, par value $0.001.

     PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

          The unaudited condensed consolidated financial statements of iMall, Inc. and subsidiaries (the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are attached hereto.




ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
            ----------------------------------------------------------
          The following discussion and analysis of the Company's financial condition as of September 30, 1997 (and with respect to significant financing activities through November 14, 1997) and the Company's results of operations for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results achieved by the Company for the entire year ended December 31, 1997.

Comparison of Three Months Ended September 30, 1997 and 1996

          Revenues. Revenues for the three months ended September 30, 1997 were $4,457,658 compared to $3,680,893 for the three months ended September 30, 1996. The 21% increase was due primarily to increases in telemarketing sales of Website and other Internet products. The Company's Internet training division provided approximately 55% of total revenues for the three months ended September 30, 1997 compared to 77% for the three months ended September 30, 1996. The decrease in the percentage of the Company's revenues derived from the Internet training division was due to the following factors: (i) an increase in telemarketing sales, and (ii) a decrease in Internet training revenue of approximately $300,000.

          Cost of Revenues. Total direct cost of revenues for the three months ended September 30, 1997 was $4,237,616 compared to $1,710,014 for the three months ended September 30, 1996, an increase of 148%. This increase was due primarily to an increase in advertising expense. The Company's marketing efforts were expanded to include the airing of infomercials on television and significant direct mail marketing in an attempt to increase attendance at the Company's educational workshops. The 148% increase in cost of revenues compared to the 21% increase in revenues over the same period was primarily due to the fact that the Company's increased marketing efforts did not produce increased revenues to the same extent as the Company's expenditures. Management believes its strategy of increasing advertising efforts is in its early stages. The Company intends to continue advertising expenditures at higher levels, and believes that over time, these increased expenditures will lead to an increase in revenues.

          General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1997 were $1,520,191
compared to $2,034,898 for the three months ended September 30, 1996.   This
34% decrease was due primarily to the net effect of dissolving the Company's technology division formerly located in Woodland Hills, California, and relocating the Company's technology division to Provo, Utah.

          Other Income, net. The Company sells mailing lists to outside vendors. This activity is considered to be peripheral to its operations. Net other income for the three months ended September 30, 1997 was $78,760 compared to $42,379 for the three months ended September 30, 1996. The 86% increase was due mainly to the increased sales of mailing lists during 1997.

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




Comparison of Nine Months Ended September 30, 1997 and 1996

          Revenues. Revenues for the nine months ended September 30, 1997 were $13,645,695 compared to $12,250,236 for the nine months ended September 30, 1996. This 11% increase was primarily due to increased telemarketing revenues. The Company's Internet training division provided approximately 64% of total revenues for the nine months ended September 30, 1997 and 75% for the nine months ended September 30, 1996. The decrease in the percentage of the Company's revenues derived from the Internet training division was due primarily to the increase in telemarketing sales.

          Cost of Revenues. Total direct cost of revenues for the nine months ended September 30, 1997 was $10,689,453 compared to $6,383,369 for the nine months ended September 30, 1996. The 67% increase was due primarily to increased advertising costs. The Company's marketing efforts were expanded to include the airing of infomercials on television and direct mail marketing. The 67% increase in cost of revenues compared to the 11% increase in revenues over the same period was primarily due to the fact that the Company's increased marketing efforts did not produce increased revenues to the same extent as the Company's expenditures. Management believes its strategy of increasing advertising efforts is in its early stages. The Company intends to continue advertising expenditures at higher levels, and believes that over time, these increased expenditures will lead to an increase in revenues.

         General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 were $5,587,770 compared to $4,818,597 for the nine months ended September 30, 1996. The 16% increase was due primarily to the Company's hiring of several individuals for key management positions subsequent to the first nine months of 1996.

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

Liquidity and Capital Resources

           The Company has funded its cash requirements through November 14, 1997 primarily through (i) borrowing a total of $1,290,303 during 1997, (ii) the sale of shares of Common Stock to certain investors for a total of $1,000,000 in cash, and (iii) cash from the Company's operations. The Company currently has outstanding debt obligations of $1,575,385 as of November 14, 1997, the majority of which is due on demand.

          The Company has a working capital deficit of $1,794,501 as of September 30, 1997. Because the Company has insufficient cash and working capital, the continuation of the Company's operations as presently constituted and the implementation of its business plan depend substantially on its ability to raise additional debt or equity capital. As of November 14, 1997, the Company was in the process of a $5,000,000 to $20,000,000 private placement of Units, each Unit consisting of ( i) 25,000 shares of Series A 9% Convertible Preferred Stock, each of which is convertible into 10 Shares of Common Stock and (ii) Common Stock Purchase Warrants to purchase 62,500 shares of Common Stock at an exercise price of $.40 per share, protected against dilution in certain situations.

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

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

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

          The Company issued 369,230 shares of Common Stock during October 1997 to independent investors in an unregistered offering exempt from registration pursuant to Section 4(2) of the Securities Act in exchange for cash in the amount of $150,000. No placement agent was involved in this transaction and no commissions were paid.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

          The Company filed an Information Statement with the Securities and Exchange Commission on October 17, 1997 and caused such Information Statement to be mailed to all of the Company's shareholders of record which stated that the Company's Board of Directors and three shareholders representing approximately 65% of the outstanding Common Stock had approved the following actions: ( i) amending the Company's Articles of Incorporation to authorize up to 10,000,000 shares of Preferred Stock; (ii) granting the Board of Directors the authority to effect up to a 1 for 10 reverse stock split, which has not been effected as of the date of this filing; and (iii) adopting the Company's 1997 Stock Option Plan.

ITEM 5.     OTHER INFORMATION
            -----------------

          None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

          (a) The following exhibits are attached hereto and incorporated herewith.

Exhibit #                         Description
---------                         -----------

27                         Financial Data Schedule

          (b)     The Company filed a report on Form 8-K on July 14, 1997.








                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED as of this 6th day of February, 1998.


                               iMALL, INC.


                          By:/s/ Richard M. Rosenblatt
                                 -------------------------
                               Richard Rosenblatt
                               Chairman of the Board, Chief Executive Officer

                             By:/s/ Mark R. Comer
                                -----------------
                                Mark R. Comer
                                President, Director

                             By:/s/ Anthony P. Mazzarella
                                -------------------------
                                Anthony P. Mazzarella
                                Executive Vice President, Chief Financial
                                Officer, Secretary/Treasurer, Director


                   iMALL, Inc. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet

     Assets
     ------
                                                  As of September 30, 1997
                                                        (Unaudited)
                                                      --------------
Current Assets:
     Cash                                             $     212,750
     Restricted Cash                                        362,082
     Accounts receivable - trade, net                       138,531
     Current portion of note receivable                     136,250
     Inventory                                              165,434
     Prepaid expenses                                        29,459
                                                      --------------
           Total Current Assets                           1,044,506
                                                      --------------
     Property and Equipment, Net                            749,302
                                                     ---------------
Other Assets:
     Goodwill, net                                          147,118
     Note receivable, net of current portion                 30,000
     Deposits                                                25,701
     Organization costs, net                                  1,053
                                                     ---------------
           Total Other Assets                               203,872
                                                     ---------------
           Total Assets                              $    1,997,680
                                                     ===============

              Liabilities and Stockholders' Deficit
                     -------------------------------------

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


                   iMALL, Inc. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations

                                      For the Three Months Ended      For the Nine Months Ended
                                    -------------------------------  ----------------------------
                                    September 30,     September 30,  September 30, September 30,
                                         1997            1996             1997         1996
                                    ---------------  --------------  ------------- --------------
                                      (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
REVENUES                            $   4,457,658    $  3,680,893    $ 13,645,695  $ 12,250,236

COST OF REVENUES                        4,237,616       1,710,014      10,689,453     6,383,369
                                    --------------   -------------  -------------- -------------
    GROSS MARGIN                          220,042       1,970,879       2,956,242     5,866,867

GENERAL AND ADMINISTRATIVE EXPENSES     1,520,191       2,034,898       5,587,770     4,818,597
                                    --------------   -------------  -------------- -------------
    Operating Income (Loss)            (1,300,149)       (64,019)      (2,631,528)    1,048,270
                                    ---------------  -------------  -------------- -------------
OTHER INCOME AND EXPENSES

     Other Income, net                     78,760          42,379         147,431       129,770
     Interest Income (Expense), net       (28,940)          5,617         (58,235)        1,111
                                    ---------------  -------------  -------------- -------------
       Total Other Income, net             49,820          47,996          89,196       130,881
                                    ---------------  -------------  -------------- -------------

INCOME (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                (1,250,329)        (16,023)     (2,542,332)    1,179,151
                                    ---------------  -------------  -------------- -------------
PROVISION FOR INCOME TAXES                163,715         (59,115)        163,715       382,076
                                    ---------------  -------------  -------------- -------------
NET INCOME (LOSS)                   $  (1,414,044)   $     43,092   $  (2,706,047) $    797,075
                                    ===============  =============  ============== =============
NET INCOME (LOSS) PER COMMON SHARE  $       (0.02)   $       0.00   $       (0.05) $       0.01
                                    ===============  =============  ============== =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    60,156,216      56,327,783      59,578,283    58,283,999
                                    ===============  =============  ============== ============


     See notes to condensed consolidated financial statements


                   iMALL, Inc. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows

                                               For the Nine Months Ended
                                            September 30,    September 30,
                                               1997              1996
                                           --------------- ----------------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income(loss)                      $   (2,706,047) $      797,075
     Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization            389,415         179,041
         Noncash expense related to issuance of
           shares of common stock for services    220,925          28,000
         Provision for losses on accounts
            receivable                             18,462          33,835
         Loss on disposal of property and
            equipment                               1,236           6,342
         Deferred income tax provision            163,715        (122,968)
         Changes in assets and liabilities,
           net of effects from purchase of
            subsidiaries:
           Increase in accounts receivable        (56,491)       (107,818)
           Decrease (Increase) in related-party
             receivable                            85,521          (2,039)
           Decrease in income tax receivable      276,940              -
           Decrease (Increase)in employee
             receivable                            14,536         (19,011)
           Increase in inventory                 (110,157)        (62,969)
           Decrease (Increase) in prepaid
             expenses                             100,501        (191,648)
           Increase (Decrease) in deposits         (2,875)          2,930
           Increase in accounts payable           490,902         157,618
           Increase in accrued liabilities         33,832         110,269
           Increase (Decrease) in interest payable
             to related party                       6,750             (20)
           Decrease (Increase) in income
             tax payable                -         (41,068)         61,707
           Increase in deferred revenue           141,329         325,708
                                           ---------------  ----------------
     Net Cash Provided by (Used in)
        Operating Activities                     (972,574)      1,196,052
                                           ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash received from acquisition of
         subsidiaries                                  -          110,350
     Cash collections on notes receivable          75,750        (250,000)
     Purchases of property and equipment          (76,459)       (725,855)
                                           ---------------  ----------------
     Net Cash Used in Investing Activities           (709)       (865,505)
                                           ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from private placement of
         common stock                             875,000              -
     Proceeds from issuance of notes payable
         to stockholder                           765,000              -
     Proceeds from issuance of note payable
         to related party                         175,303              -
     Principal payment on notes payable          (277,500)        (12,500)
     Cash paid for undistributed S-corp earnings       -          (25,000)

     Principal payments on obligations under
        capital leases                            (29,952)        (13,229)
                                           ---------------  ----------------
     Net Cash Provided by (Used in)
        Financing Activities                    1,507,851         (50,729)
                                           ---------------  ----------------
     Increase (Decrease)in Cash                   534,568         279,818

CASH AT BEGINNING OF PERIOD                        40,264          41,696
                                           ---------------  ----------------
CASH AND RESTRICTED CASH AT END OF PERIOD  $      574,832   $     321,514
                                           ===============  ================
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                $       73,069   $       7,386
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB, as amended. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the operating results for the year ended December 31, 1997. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10-SB, as amended.

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

     On March 5, 1996, the Company acquired Inter-Active Marketing Group, Inc. ("IMG"), a company specializing in yellow page advertising on the Internet, in a business combination accounted for as a purchase. The Company issued 1,634,800 shares of common stock (of which 1,214,300 shares were being held in escrow contingent on specified events occurring in the future, which shares have subsequently been returned to the treasury and retired) at $.10 per share, which was the fair value as determined by the Company's Board of Directors, for all of the outstanding stock of IMG. The acquisition resulted in the Company recording negative goodwill of $(19,410). The Company is amortizing negative goodwill over a five-year period.

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

(5) Income Taxes

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

(6) Restricted Cash

     As of September 30, 1997, the Company had restricted cash totaling $362,082 held by a bank for overdraft protection. This cash is collateral in connection with a $350,000 loan from a third party (see note 7).

(7) Subsequent Events

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

     On October 17, 1997, the Company received Board of Directors and shareholder approval to ( i) amend its articles of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, (ii) effect an up to 1-for-10 reverse stick split, which has not been effected as of November 14, 1997, and (iii) adopt the Company's 1997 Stock Option Plan.

     On October 20, 1997, a third party loaned $350,000 to the Company, secured by a second position in restricted cash balances held at a bank. The loan amount plus interest (computed at 12% per year) is due on or before December 31, 1997. This note is personally guaranteed by each of Craig Pickering, Mark Comer, and Richard Rosenblatt (officers of the Company).

     The Company issued 369,230 shares of Common Stock during October 1997 to independent investors in an unregistered offering exempt from registration pursuant to Section 4(2) of the Securities Act in exchange for cash in the amount of $150,000.

     As of November 14, 1997, the Company was in the process of a $5,000,000 to $20,000,000 private placement of Units, each Unit consisting of ( i) 25,000 shares of Series A 9% Convertible Preferred Stock, each of which is convertible into 10 shares of Common Stock and (ii) Common Stock Purchase Warrants to purchase 62,500 shares of Common Stock at an exercise price of $.40 per share (protected against dilution in certain situations).