Form 10KSB
period 1997-12-31
IMALL INC
filed 1998-03-31
CIK 1020862

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________.

                        Commission file number: 0-21201

                                   iMALL, INC.
                 (Name of small business issuer in its charter)

         NEVADA                                87-0553169
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

4400 Coldwater Canyon Boulevard, Suite 200, Studio City, California 91604
(Address of principal executive offices)                      (Zip Code)

Issuer telephone no., including area code: (818) 509-3600

Securities to be registered pursuant to Section 12(b) of the Act:  None


        Securities to be registered pursuant to Section 12(g) of the Act:
                          Common Stock $.008 par value
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES X   NO
   ---     ---

         Check mark indicates that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
 [ ]

         The issuer's revenues for the year ended December 31, 1997 were $16,776,661.

         The aggregate market value of the Company's common stock held by non-affiliates of the registrant as of March 25, 1998 was approximately $21,800,000.

         There were 7,651,810 shares outstanding of registrant's common stock as of March 25, 1998.

         The following documents are incorporated by reference into this report:
NONE.

                  This Annual Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this registration statement, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. See "Description of Business -- Industry and Competitive Considerations", and "Management's Discussion and Analysis or Plan of Operations."


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

                  The Company is an electronic commerce and Internet services company that maintains an Internet destination called "iMALL", located at www.imall.com. The iMALL Web site offers goods and services for sale from a variety of merchants, either through a Web site or classified advertisements within iMALL. The Company believes that the iMALL is currently one of the most popular online shopping sites on the Internet, with an Internet "consumer reach" three times greater than wal-mart.com, and almost equal to iQVC, according to the Internet Retailing Report published by Morgan Stanley & Co. on May 28, 1997. Consumer reach is defined as the percentage of Web-active persons who visit at least one page within a domain during that month.

                  The Company currently derives the majority of its revenues from Web site sales and maintenance fees, Internet training, education and consulting services. The Company believes its future revenues will include those sources as well as revenue from selling products over the Internet, providing electronic commerce services to businesses (through Web sites which include the tools necessary to consummate transactions online), and selling Internet advertising. During 1996 and 1997, the Company generated revenues of $16,046,933 and $16,776,661, respectively. The Company believes its operating margins were negatively impacted during 1997 in part because of a change in its business strategy led by a management team that was hired in October 1996 and subsequently removed in June 1997. The change in strategy included increased infomercial marketing and a lack of focus on the Company's true strengths and core competencies--the building of Web sites equipped to process online transactions ("Transactional Web sites") and recurring online commerce revenues. The Company is now focusing on what it believes to be more profitable areas such as the building and hosting of transactional Web sites, the sale of the Company's proprietary Electronic Commerce services, maximizing the Company's Internet advertising revenues, and growing its online commerce revenue (by earning a percentage of the gross sales made through iMALL merchants' Web sites). The Company anticipates the new strategy will positively impact the Company's revenues in the latter half of 1998.

                  The Company's mission is to maintain and expand its position as a pioneer and leader in Electronic Commerce services and a prominent Internet commerce destination where businesses and consumers from around the world go to engage in the sale and purchase of goods, services and information. To achieve this mission, the Company will focus on expanding the sales of its Electronic Commerce services and on further building its Internet presence by acquiring new merchants and products and increasing its shopper base of two million visitors per month.

                  In 1996, which was the Company's first year of business as it is presently constituted, the Company concentrated its efforts on the sale of Web sites through Internet marketing and education workshops and other consulting services with the objective of increasing its base of iMALL merchants and advertisers. The Company believes that the development of a base of merchants is important for its long-term success and that in 1996 the best method of developing such a base was to couple the Web site sale with Internet education. Consequently, the Company has to date derived most of its revenue from this method. In the event that the number of iMALL merchants and advertisers continues to increase, the Company expects a larger share of its revenues to be derived from recurring maintenance fees, sales of the Company's Electronic Commerce services, sales of Internet advertisements, and commissions on gross product sales made by iMALL merchants.

                  The Company has developed within iMALL a number of professional and business services sites referred to as "Centers." These Centers include AT&T Market Square Deals, the American Express Travel Center, the Steve Young Sports Arena, and Career, Financial, Entertainment and International Centers. The Company intends to populate the International Center with merchants from around the world through license and services agreements with third parties with expertise in marketing in particular countries. The Company believes that with its base of merchants, traffic and technical infrastructure it will be in a position to capitalize on the emerging market for commerce on the Internet.

                  The Company effected a 1 for 19 stock split on January 8, 1996. In addition, on May 22, 1996, the Company effected a 4 for 1 stock split, and, effective February 12, 1998, the Company effected a 1 for 8 stock split. All references in this Annual Report take these splits into effect when referring to the number of shares of the Company's common stock or per share data.

INTERNET COMMERCE

                  The Internet is a world-wide series of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the technological capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services. According to the "Internet Retailing Report," published by Morgan Stanley in May 1997, there are currently 35 million users of the Internet, and the number of users is expected to grow to 150 million by the year 2000. The Los Angeles Times (September 14,
1997), citing industry sources, predicted that the value of services and goods sold on the Internet will increase from $7-8 billion in 1997 to up to $327 billion in 2002.

                  Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. Management believes that these new Web TV products are expected to substantially increase the number of people who will shop online by accessing the Internet.

                  The term "Internet commerce" encompasses the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities.

                  Because of the "virtual" nature of electronic commerce, the online presence for certain merchants can significantly reduce or eliminate the costs of maintaining a physical retail facility. Online merchants can also achieve significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies because it removes many physical and capital barriers to entry and serves to level the competitive playing field by allowing smaller companies to effectively compete with larger companies.

HOW ACTIVITY IS TRACKED

                  There are three different methods to measure Internet activity for a particular Web site. The first method is to count the number of "hits" on the site. Hits refers to the total number of files retrieved from a Web page. These files can either be text documents, executable files (i.e., downloaded programs), or graphic images. A file is deemed a hit whether it is simply accessed or actually downloaded. Depending on how much activity is generated, a single visitor to iMALL could result in numerous hits.

                  The second method of measuring activity on a Web site is to count "impressions." Impressions usually refer to the total number of banners or pages imposed into a user's line of sight. Because items creating impressions may change while a viewer is still viewing a single page, more impressions than visitors may be generated by a Web page.

                  A third method of measuring activity is to count the number of "visitors" to a Web site. Visitors (or accesses to a site) are the total number of people coming to a particular Web site.

INTERNET SECURITY

                  One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use. The Company is not aware of any occasion in which a user's credit card was misappropriated while transacting business on iMALL. For a discussion of the methods of security employed by the Company, see "--iMALL Security."

iMALL

                  The Company maintains an Internet Web site called "iMALL," located on the World Wide Web at www.imall.com. Upon accessing the iMALL Web site, an Internet user is shown the iMALL Home Page. This home page provides users with access to the iMALL Guide Page, each of iMALL's approximately 1,600 Web sites for merchants ("storefronts"), thousands of classified advertisements, and the iMALL directory. From January 1996 to January 1998, iMALL's hits have increased from approximately 1 million per month to over 25 million per month. iMALL's key merchants include AT&T WorldNet Service, American Express Travel, Barnes & Noble, Hanes, Dr. Laura (one of the most popular radio personalities), Circus Circus' fourteen casinos and resorts, Sega Soft, Breath Asure, Checker Auto, Quantum and Amazing Discoveries. iMALL has also recently started selling through licensed distributors certain Coca-Cola, Disney, and Speedo products for which it receives a percentage of all gross sales made through the iMALL Web site.

                  The iMALL directory lists sites by product or service categories and allows users to perform global searches of the entire iMALL. Users may also use the "power shopping" function to narrow their search to a specific area of iMALL, a specific product, or even merchants or products from a particular region of the country. A viewer who wishes to purchase items offered on iMALL can do so simply by submitting an order online and entering a credit card number.

                  In addition to the traditional search options, iMALL offers a special function called "Deals of the Day." This service is updated daily and alerts iMALL users to special manufacturer discounts on quality name-brand merchandise.

                  The Company and AT&T WorldNet Service(sm) opened "AT&T Market Square Deals" on iMALL's Web site. AT&T Market Square Deals is hosted by iMALL and linked from AT&T Market Square and offers name brand merchandise for sale at significant discounts from retail prices. This Site is jointly marketed by the Company and AT&T WorldNet Service.

                  The Company also established an international commerce center (located at international.imall.com) on iMALL. The Company anticipates that this "International Center" will contain Web sites from merchants throughout the world, allowing for global Internet commerce. The Company intends to focus on expanding the countries represented in this Center beginning in mid-1998.

                  In the past, the Company derived substantially all of its revenue from Web site sales and maintenance fees, and Internet education and marketing services. In the future, the Company anticipates deriving the majority of its revenue from Web site sales and maintenance fees, commissions from online sales, Internet advertising sales, and Internet training.

WEB SITE SALES AND MAINTENANCE FEES

                  A Web site is a business' on line presence or electronic store and has two fundamental roles. First, it is an advertising medium for products and/or services. Second, it is a medium for engaging in Internet commerce by allowing the Company to sell goods and services to Internet users. The Company sells a large percentage of its Web sites in conjunction with its educational and marketing programs, See "Sales and Marketing-Internet Education and Consulting." The Company also receives revenue in the form of fees for setting up a Web site and from monthly maintenance or hosting fees. iMALL currently hosts approximately 1,600 online merchants.

                  The Company charges most of its stores a monthly maintenance fee for maintaining their site on iMALL. The basic fee is $59 per month. This fee pays for "space" on the Company's servers and technical support from the Company. During 1997, the Company expanded its maintenance fee offerings to include more advanced maintenance services including technology updates, periodic design updates and data gathering services.

                  The Company's technology staff also performs billable services such as design and development work for current iMALL Web sites and full corporate site development. Fees for these services are billed by the hour or by the project.

                  The Company builds its Transactional Web sites with its proprietary Web site development tool, called "iSTORE." iSTORE facilitates the development of basic Web sites, the enhancing of Web sites, and the creation of fully customized Web sites. iSTORE also supports electronic commerce components which merchants may employ on their iMALL sites. Basic Web sites contain text of various fonts and font sizes as well as simple images. Enhanced sites contain more advanced text, images, forms and tables that are generated through the use of Java applets (a small computer application written in the Java language that is downloaded to a browser), JavaScripting (a language that is interpreted by Web browsers and used to enhance content that is downloaded to a browser), and similar tools. iSTORE provides several stylized templates for basic Web site designs and a more limited number for enhanced Web site designs. Fully customized Web sites contain features similar to those contained in enhanced Web sites but require several sophisticated design and programming resources that are not currently provided in iSTORE. The Company anticipates that as demand grows for the more sophisticated features found in enhanced and fully customized sites, the Company will integrate the tools for creating these features into iSTORE.

                  Other forms of advertising on the Internet include banner advertisements and sponsorships. Banner advertisements are advertisements that circulate across Web pages and typically link to Web sites. Banner advertisements are purchased based upon the number of impressions they receive. In the past, the Company has traded the majority of its banner inventory to other Internet Sites to help increase traffic. The Company is now focusing on selling the banner ads for a price between 2 cents and 5 cents per impression. iMALL currently generates over one million impressions per month. The Company has not yet been able to sell or trade all of its impressions, and there can be no assurance that it will be able to do so in the future.

                  The Company anticipates selling sponsorships of different "iMALL Centers." An "iMALL Center" is a special area on iMALL, linked from its Guide Page, where topic specific information is presented and/or a special collection of products are offered. iMALL Centers include AT&T Market Square Deals, the American Express Travel Center, the Steve Young Sports Center, a Career Center, an Entertainment Center, a Financial Center, and an International Center. In iMALL's American Express Travel Center, visitors can obtain general information on travel related topics and book travel reservations at the same time. The Company receives a percentage of all travel sold through that Center from American Express. In the case of AT&T Market Square Deals, discounted brand merchandise is sold at 15-30% off retail the Company and AT&T share in the revenue generated from this Center. The Company is currently merchandising its Centers from its merchant's products and outside vendors.

COMMISSIONS FROM SALES ON iMALL

                  Merchants generally agree to maintain a site on iMALL for a one year period. Previously, a majority of the Company's clients paid a monthly maintenance or hosting fee of $59 per month. The Company is currently negotiating with existing merchants who renew their sites on iMALL to agree to pay the Company a negotiated commission based on a percentage of gross sales made through their iMALL site. Since September 9, 1997, substantially all new merchants establishing iMALL sites have entered into such an arrangement. Revenues from this program have thus far been a small percentage of the Company's total revenues, but the Company expects that such revenues will grow in the future, particularly through its "AT&T Market Square Deals" and "Park Avenue Collections." This commission program was recently introduced by the Company, and the Company to date has not encountered any substantial resistance to its implementation.

                  The Company recently implemented technology which will allow it to closely meter all types of transactions on iMALL. This new technology allows the

Company to track a particular merchant's sales, thereby facilitating the Company's ability to charge a commission on sales.

iMALL SECURITY

                  The Company's current electronic commerce service includes the use of secure sockets layer (SSL) protocol. SSL supports a fully DES encrypted session (up to 128-bit, depending on the browser) between the Web browser and the Web server. Additional security is provided by CyberCash's Secure Internet Payment Service. This service incorporates an RSA encryption method between a shopper on iMALL and a merchant on iMALL. These security methods provide a high level of encryption protection for users' credit card numbers, bank account numbers, and other personal information. To the Company's knowledge, the Company has never experienced any significant problems with security. However, there can be no assurance that the Company will never experience such a problem.

TECHNICAL INFRASTRUCTURE

                  The Company's World Wide Web servers include the latest release Stronghold Secure Webserver (version 2.0). These servers are based on Apache's version 1.2 base server. Apache is run on over 40% of all the web servers in the world and has been the most popular in the world for more than six months (based on the November 1997 World Wide Web server site survey conducted by Netcraft).

                  The Company's Central Processing Unit server infrastructure includes four high end web servers, running BSD compliant UNIX operating systems. Load (made up of traffic and the activities of the traffic) is distributed across these machines through round-robin domain name service which maximizes the capacity of the systems. Internet service to these machines consists of multiple DS3 (45Mb/sec) backbone service providers including MCI, Sprint, and UUNET/Alternet. The Company estimates that the current system has capacity to handle in excess of 1.5 million hits per day. The Company's management believes that the Company can quickly and inexpensively upgrade this system as it becomes necessary. File system backups are written across machines to protect against a catastrophic system failure on any one given machine.

SALES AND MARKETING

                  The Company's sales and marketing activities are conducted in several ways:

         INTERNET EDUCATION AND CONSULTING

                  The Company has found that an effective method of selling Web sites is in conjunction with Internet education. Therefore, the Company conducts Internet marketing and training presentations in approximately two cities per week. These presentations target individuals and businesses interested in marketing their products and services on the Internet, or simply learning about business applications of the Internet. The presentations are conducted free of charge for attendees and are designed to showcase the value of the Internet workshop.

                  Attendees at the Company's Internet education and marketing workshops currently pay a price of $2,995 per person (plus $500 per guest). These Internet education and marketing workshops include extensive instruction about the Internet and are taught by instructors who have experience in areas such as marketing, business development, Internet commerce, and Web site design.

                  Internet workshop participants currently receive four Web site certificates, two consisting of up to ten Web pages plus two single page
Web sites, and they receive 25 classified advertisements on iMALL, all designed by the Company. These certificates are valid for twelve months from the date of the workshop. Upon submitting a Web site certificate for insertion on the iMALL, the participant is required to purchase a Web site Maintenance Agreement. The purchase price of this Agreement is $590 annually, if paid in advance, or $59 per month if paid monthly.

                  The Company uses a mix of radio, television, print advertising, as well as direct mailings, to advertise its Internet education and marketing program in two cities in the United States each week. This advertising is directed at entrepreneurs and business owners inviting them to learn more about the Internet and how it can be an effective marketing tool. The Company uses an eight to twelve week rotation of cities depending on the population base and availability of direct mail names. Seven to ten days following the free previews, the Company returns to the city for its full day Internet education and marketing workshop.

                  The Company also offers information "home study" products priced at $1,495 and $995 for those who are interested in obtaining a Web site on iMALL and learning about the Internet but choose not to attend the workshop.

         INDEPENDENT SALES CONSULTANTS

                  In connection with the Company's Internet education and consulting model discussed above, many workshop participants asked if they could receive the Web sites and training even if they did not have a specific business, product or service to market. These participants wanted to resell Web sites to their colleagues who had a business, product or service. Moreover, many of these participants sold multiple Web sites and asked if they could purchase additional ones to resell. As a result, the Company's participants can now use their Web sites for their own business or resell them to others. The Company refers to those participants who choose to market Web sites as Internet consultants.

                  In 1996, the Internet consultant marketing force generated over $400,000 in revenue for the Company. In 1997, the revenue generated by these consultants was approximately $1,000,0000. The revenue generated was achieved without significant corporate marketing support. In 1998, the Company intends to devote greater resources to marketing programs in support of these consultants. In the next few months, the Company intends to begin a marketing program in which these consultants will offer Web sites to businesses in their local area. These Web sites will be placed in a geographically-focused iMALL, such as iMALL New York, to attract smaller businesses who wish to only target a localized geographic area. While iMALL currently has geographic search capabilities, specific local malls may be incorporated into the main iMALL web site and its technical infrastructure.

         INTERNAL SALES FORCE

                  The majority of iMALL's merchants have been acquired through its Internet education and consulting program as previously described. However, the Company has also utilized a small internal sales force, to sign contracts with such large clients as AT&T WorldNet Service, American Express Travel, Barnes & Noble, Hanes, Dr. Laura (one of the most popular radio personalities), Circus Circus' fourteen casinos and resorts, Sega Soft, Breath Asure, Checker Auto, Quantum and Amazing Discoveries. The Company intends to expand its internal sales force in the first half of 1998 to help acquire additional name-brand merchants.

         STRATEGIC ALLIANCES

                  The Company's strategy includes the continued development of strategic alliances and partnerships such as the Company's alliance with AT&T WorldNet Services(sm). The AT&T WorldNet Service(sm) relationship has not only increased the number of users visiting iMALL, but, in the opinion of the Company's management, it has also added credibility to the Company. Relationships such as this will be key to building the acceptance and the revenue base of the Company. However, there can be no assurance that the Company will be successful in developing additional strategic alliances or maintaining existing strategic alliances in the future.

                  The Company and AT&T WorldNet Services(sm) recently opened "AT&T Market Square Deals" on iMALL. AT&T Market Square Deals offers name brand merchandise for sale at significant discounts from retail. This site features a wide range of products and includes a link to the iMALL's "Deals of the Day".

                  In 1997, the Company entered into a licensing agreement with a company based in Korea pursuant to which the licensee received an exclusive "flag" on the International Center, iMALL's proprietary software, a locally installed iMALL server, onsite marketing, web building and technical training. The Company plans to enter into similar agreements in the future, which would provide the Company a percentage of gross proceeds generated by the activities in the foreign countries and require minimum annual payments to the Company in order to maintain exclusivity.

                  None of the Company's strategic alliances involve the creation of distinct legal enterprises.

INDUSTRY AND COMPETITIVE CONSIDERATIONS

                  Nature of Market. There is a lack of proven business models with respect to the generation of revenues from the sale of commercial or informational sites on the Internet. It is impossible to predict whether the Company will be successful in establishing itself as a viable sales outlet, or that consumers will purchase products from sites on iMALL in sufficient quantities for the Company to generate positive cash flow. In addition, Internet users are faced with a multitude of options while online which involve shopping and other activities. There can be no assurance that a significant number of Internet users will become comfortable in engaging in online commerce.

                  Changing Technology. Internet advertising and commerce is a new, intensely competitive, rapidly evolving industry which is subject to rapid technological change. The success of the Company will depend, in part, upon the ability of the Company to keep abreast of technological changes that are evolving with the Internet and electronic commerce in general.

                  Other Internet Malls and Sites. There are many other sites on the Web that call themselves "Internet shopping malls." However, the Company believes that the majority of them are small search engines that link to Sites hosted on another company's server. These "search engine malls" sell links from their search engine malls to the merchant's Web site. They do not typically provide Web site building services, commerce tools, or online marketing. In addition, when the user clicks on the link, the mall owner can not usually track the sale and does not, therefore, benefit from the purchases made or data collected. From the shopper's standpoint, they do not know who they are buying from and since each Web site is likely on a different server, the ordering and security varies. On iMALL, every purchase is made securely and through a standardized iMALL ordering format. Moreover, because iMALL controls all ordering, multiple products can be bought from multiple stores at the same time. Management believes that this convenience and security in shopping is essential for robust online commerce. The largest of these other search engine malls is the Internet Mall.

                  Other "malls" which host some of their own merchants include:
Viamall, Fashionmall, Branchmall, and Choicemall. These malls contain far fewer merchants and/or much less traffic than iMALL.

                  The Company believes that the two other "Internet shopping malls" which are often mentioned as competitors of the Company are America Online's Marketplace (AOL Marketplace) and iQVC. The Company believes that these malls are two of the largest sites for Internet commerce. Each, however, is quite different from iMALL. Internet retailing is only a small part of AOL's main focus, which is providing content to its twelve million online members. iQVC sells only its own home shopping products on its Web site. iQVC does not, therefore, provide individual merchants the opportunity to create commerce enabled Web sites as iMALL's 1,600 merchants have done.

THE COMPANY'S COMPETITIVE ADVANTAGES

                  Brand Identity. According to the Internet Retailing Report of Morgan Stanley in May 1997, iMALL's "consumer reach' is three times that of wal-mart.com, and almost equal to iQVC.

                  Traffic. The Internet Retailing Report listed iMALL as the second most visited online shopping mall on the Internet, and the 13th most visited shopping site on the Internet overall, each as of February 1997. iMALL's site currently receives over 30 million hits per month.

                  Internet Education and Marketing. Based on the Company's internal research, the Company's management believes that the Company is one of only three Internet malls that have established an Internet education system. Not only is this an effective marketing and sales tool, it is also a very effective customer service tool. Furthermore, the flexibility inherent in this program permits the Company to tailor the approach to various markets and vertical niches.

                  Consultant Program. Through the Company's workshops and home study products, the Company has a network of independent consultants, each of whom may purchase the Company's products and services at wholesale prices for themselves or for resale.

                  Number of Storefronts. Based on its internal research, the Company believes that iMALL has the largest number of independent storefronts of any Internet mall. iMALL currently hosts over 1,600 storefronts. Although there are other malls that claim more storefronts than the Company, those storefronts are actually only "links", rather than independent storefronts maintained on a closed site. A "link" is a hyper-text based command which redirects a user to another address on the Internet when activated. Thus, a link based mall is really just a small search engine or a directory of stores. The Company believes that iMALL is much more than a directory of stores, because all of its merchants' Web sites are built with and internally managed by the Company's proprietary software. This allows the user to have the same shopping experience regardless of where on iMALL he or she shops. The Company believes that this consistency in feel and functionality leads to a much more compelling and convenient shopping experience.

                  Web Site Building Costs. In the opinion of the Company's management, the Company's proprietary Web site development tools and process allow it to build Web sites at lower costs than many of its competitors. These cost savings assist in the funding of the development of additional development tools.

                  Reselling Data. The Company's independent storefront approach and its sophisticated database allow it to capture and assimilate demographic data, shopping and navigation habits and other pertinent marketing information from the users that visit the iMALL. The Company expects that by mid 1998, it will have completed development on a program which will allow, subject to applicable law, for this demographic data to be provided to iMALL merchants and information providers, as well as packaged and sold to companies interested in marketing on the Internet.

                  Relationships with Merchants. The Company believes its independent mall approach creates a more intimate relationship with the merchant, which, translates into better service to the customer and increased quality of product or service offering. The merchants benefit from consistency of format so that the user is able to become more familiar with the iMALL Web site and its features. This approach allows for more detailed and accurate tracking of store visits and sales. This in turn leads to more directed marketing and sales of data, resulting in more revenue to the Company, and ensures better search and navigation performance since the Company has complete control over its servers. Unlike iMALL, a linked mall exposes the end-user to the performance problems and the inherent unpredictability of the Internet.

EMPLOYEES

                  As of March 25, 1998, the Company and its subsidiaries had a total of 65 full-time employees. 29 full-time employees are located in Studio City, California, and 36 are located in Provo, Utah. None of the Company's employees is covered by an ongoing collective bargaining agreement with the Company and the Company believes that its relationship with its employees is good.

HISTORY OF THE COMPANY

                  The Company's predecessor for accounting purposes is Madison, York & Associates, Inc., a Utah corporation ("Madison"), which was incorporated on November 2, 1994. On January 16, 1996, Madison engaged in a share exchange with iMALL, Inc., a Nevada corporation, which had been the surviving company in a change of domicile merger with Natures Gift, Inc., a Utah corporation ("Natures Gift"), on January 8, 1996. Natures Gift was incorporated under the laws of the State of Utah on February 9, 1984 as Brickland Corporation, and changed its name to Natures Gift, Inc. on May 23, 1991. Natures Gift did not transact any significant business from the date of its inception until January 1996. As a result of this share exchange between Madison and iMALL, Inc., Madison became a wholly owned subsidiary of iMALL, Inc. This share exchange was accounted for as a reverse acquisition and Madison is considered the predecessor of the Company because it had operations at the time of the share exchange. In this share exchange, the shareholders of Madison received 2,103,112 shares of common stock of iMALL, Inc. in exchange for all of the issued and outstanding shares of common stock of Madison. The number of shares outstanding after this transaction consisted of the 2,103,112 shares issued to the shareholders of Madison, and 2,701,848 shares existing in connection with the reverse acquisition accounting.

                  On January 16, 1996, the Company also entered into share exchange agreements with Cabot, Richards & Reed, Inc., a Utah corporation ("Cabot"), and R&R Advertising, Inc., a California corporation ("R&R"), wherein the shareholders of Cabot received 1,400,000 shares of common stock of iMALL, Inc. in exchange for all of the outstanding shares of common stock of Cabot and the shareholders of R&R received 600,000 shares of common stock of iMALL, Inc. in exchange for all of the outstanding shares of common stock of R&R. Each of Cabot and R&R became wholly owned subsidiaries of iMALL, Inc. On March 5, 1996, the Company entered into a share exchange agreement with Inter Active Marketing Group, Inc., a Utah corporation ("IMG"), wherein the shareholders of IMG received 52,563 shares of common stock of the Company in exchange for all of the outstanding shares of common stock of IMG, and IMG became a wholly owned subsidiary of the Company. On April 26, 1996, the Company entered into a share exchange agreement with Physicomp, Inc. (d.b.a. "e.m.a.N.a.t.e."), a California corporation wherein the shareholders of e.m.a.N.a.t.e. received 200,000 shares of common stock of the Company in exchange for all of the outstanding shares of common stock of e.m.a.N.a.t.e., and e.m.a.N.a.t.e. became a wholly owned subsidiary of the Company. The amount of shares issued in each of these share exchanges was determined by the percentage ownership interest in the Company to which the Company's management determined the acquired entity would be entitled through negotiation. Certain additional information concerning these transactions is set forth in

Item 7 hereof, "Certain Relationships and Related Transactions" and in the notes to the consolidated financial statements of the Company attached hereto.

                  Madison was incorporated in 1994 and commenced business in 1995 providing Web site sales and consulting services to merchants and Internet entrepreneurs. Madison developed the Internet specific techniques used by the Company today in its educational workshops. In September 1995, Madison had acquired all of the issued and outstanding common stock of EMS, Inc., which owned the Internet site called "iMALL". Madison issued 20 shares of its common stock to the shareholders of EMS, Inc., and accounted for this transaction as a purchase.

                  Cabot was incorporated in December 1992 and became a well known educational workshop company. Cabot developed the marketing and training techniques used by the Company today in its Internet education workshops.

                  R&R was formed in January 1991 in California. R&R was an advertising agency that catered to small businesses. Services included commercial and infomercial production, art and graphics design, as well as print, television and radio advertising. The television department placed its clients' advertisements on hundreds of network, cable, and independent stations throughout the United States. R&R contributed its computer advertising expertise to iMALL Services, Inc. ("iMALL Services"), a wholly owned subsidiary of the Company.

                  IMG has changed its name to "Internet Yellow Pages, Inc." Internet Yellow Pages, Inc. maintains a Web site similar to regular yellow pages and allows for different types of advertising and listing enhancements which businesses can purchase for greater exposure.

                  e.m.a.N.a.t.e. was formed by three individuals who worked on Department of Defense and NASA contracts using state-of-the-art computer and Internet technology. The founders were involved with the Internet since its infancy and in 1994 began to focus on generating revenue from the Internet by designing Web sites. Thus, while e.m.a.N.a.t.e. currently has contracts with or has recently completed projects for Lockheed-Martin, United Defense, and NASA, most of the personnel are involved with creating Internet web pages and programming advanced features such as Java, Shockwave and Virtual Reality applications for customers.

                  In connection with the Company's acquisitions in January 1996, the Company effected a 1 for 19 stock split on January 8, 1996. In addition, on May 22, 1996, the Company effected a 4 for 1 stock split, and, effective February 12, 1998, the Company effected a 1 for 8 stock split. All references in this Annual Report take these splits into effect when referring to the number of shares of the Company's common stock or per share data.

ITEM 2.  DESCRIPTION OF PROPERTIES

                  The Company maintains offices in Studio City, California, and Provo, Utah. The Company leases its executive offices at 4400 Coldwater Canyon Blvd., Suite 200, Studio City, California for a total of $12,066 per month, which lease expires in November 1998. The Company leases office space at 1185 South Mike Jense Circle, Provo, Utah for $12,108 per month from a related party which lease expires in March 1999. See "Certain Relationships and Related Transactions". The Company also leases office space at 5314 North 250 West, #110, Provo, Utah at a current rent of $6,000 per month, which lease expires in December 2000. The Company believes that it currently has sufficient space to carry on its operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

                  The Company is a defendant in various legal proceedings in the ordinary course of business, but is aware of no legal proceedings which appear at this time as if they might have a material impact on its financial position, results of operations or business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

                  During the quarter ended December 31, 1997, the Company furnished an Information Statement to its shareholders relating to the following actions approved by shareholders holding approximately 65.11% of the then outstanding shares of Common Stock: (a) an amendment to the Articles of Incorporation to authorize up to 10,000,000 shares of Preferred Stock; (b) the implementation of an up to 1-for-10 reverse stock split; and (c) the approval of the Company's 1997 Stock Option Plan.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is traded on the OTC Bulletin Board under the symbol "IIML." The following table sets forth, on a per share basis, and for the periods indicated, the high and low sales prices of the Company's common stock as reported on the OTC Bulletin Board. No dividends have been declared or paid on the Company's common stock, nor does the Company intend to declare or pay any dividends on the Company's common stock in the near future. All sales prices are set forth taking into effect all stock splits, exclusive of commissions or discounts of any nature. As of March 25, 1998, there were approximately 575 shareholders of record of the Company's common stock. The Company did not exist in its present form prior to January 1996; therefore stock prices prior to that date are not applicable.

                                                                                       Price Range
                                                                            High                     Low
         1996:
                 First Quarter                                            $ 26.00                  $ 18.00
                 Second Quarter                                            112.00                    17.52
                 Third Quarter                                              97.04                    34.24
                 Fourth Quarter                                             47.04                    16.00

         1997:
                 First Quarter                                              36.00                    13.04
                 Second Quarter                                             24.00                     8.48
                 Third Quarter                                              13.04                     6.48
                 Fourth Quarter                                              8.48                     3.44

         1998:
                 First Quarter (through                                     12.25                     3.25
                 March 25, 1998)


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  The following discussion and analysis of the Company's and the Company's predecessor's financial condition for the years ended December 31, 1997 and 1996, and the period ended December 31, 1995 should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

SELECTED CONSOLIDATED FINANCIAL DATA

                 The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                               At December 31,
                                 -----------     -----------      ------------
                                     1997           1996             1995
                                 -----------     -----------      ------------
Balance Sheet Data:
  Current Assets                 $16,164,769     $   967,239       $   307,643
  Total Assets                    17,055,672       2,343,206           367,812
  Current Liabilities              2,690,669       1,557,639           123,531
  Long-term Liabilities               10,788          71,621               -
  Stockholders Equity             14,354,215         713,946           244,281

                                  For the Year Ended December 31, 1997 and 1996
                                        and For the Period From Inception
                                     (September 1, 1995) to December 31, 1995

                                 -----------     -----------       -----------
                                     1997            1996             1995
                                 -----------     -----------       -----------

Statement of Operations:
  Net Revenues                   $16,776,661     $16,046,933       $ 1,003,965
  Cost of Revenues                 5,026,265       5,464,443           437,035
  Selling Expenses                 8,790,739       3,129,012           100,000
  General and Administrative
    Expenses                       7,742,165       7,480,688           491,573
  Other Income                       139,729         133,308             3,912
  Interest Expense, Net               76,741           3,352               -
  Benefit (Provision) for
    Income Taxes                      16,546         (37,928)              -
  Net (Loss) Income               (4,702,974)         64,818           (20,531)
  Net (Loss) Income Per
    Common Share - Basic
    and Diluted                  $      (.64)    $       .01       $      (.00)
  Weighted-Average Common
    Shares Outstanding             7,526,967       7,252,584         4,799,596

OVERVIEW

                 The Company currently derives the majority of its revenues from Web site sales, Web site maintenance fees, Internet education and Internet consulting services. iMALL believes its future revenues will include those sources as well as revenue from selling products over the Internet, providing electronic commerce services to businesses (through Web sites which include the tools necessary to consummate transactions on line), and selling Internet advertising. During 1996 and 1997, the Company generated revenues of approximately $16,047,000 and $16,777,000, respectively. The Company believes that its operating margins were negatively impacted during 1997 in part because of a change in its business strategy led by a management team that was hired in October of 1996 and subsequently removed in June of 1997. The change in strategy included increased infomercial marketing. Currently, the Company is focusing on what it believes to be less capital intensive and more profitable areas, such as the building of higher margin Web sites, sales of the Company's proprietary Electronic Commerce services, maximizing the Company's Web site advertising revenues, and growing its online commerce from its existing merchants and visitors. The Company believes the new strategy will begin to impact the Company's revenues in mid-year 1998.

RESULTS OF OPERATIONS

The Company operates various entities which became part of the consolidated group in 1996. Results of prior periods are not necessarily indicative of the results of operations that can be expected for any future period and do not reflect the current mix of the Company's operations. Because Madison is the only predecessor of the Company, comparisons of historical results of operations may not be meaningful.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

                 Revenues. Revenues for the fiscal year ended December 31, 1997 were $16,777,000 compared to $16,047,000 for the fiscal year ended December 31, 1996. The 5% increase was due primarily to increases in telemarketing sales of Web sites and other Internet products. Web sites, maintenance and training sold through the Company's Internet training division accounted for approximately 56% of total revenues for the fiscal year ended December 31, 1997 and 68% for the fiscal year ended December 31, 1996.

                 Cost of Revenues. The direct cost of revenues for the fiscal year ended December 31, 1997 was $5,026,000 compared to $5,464,000 for the fiscal year ended December 31, 1996. The 8% decrease was due primarily to increased productivity in the technology division in 1997 with respect to design and implementation of Web sites, and training support.

                 Selling Expenses. Selling expenses for the fiscal year ended December 31, 1997 were $8,791,000 compared to $3,129,000 for the fiscal year ended December 31, 1996. The 181% increase was primarily due to approximately $2,998,000 in commissions paid on telemarketing sales which were first implemented in 1997. The Company also increased its direct mail, print and media advertising by approximately $2,700,000 in 1997.

                 General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 1997 were $7,742,000 compared to $7,481,000 for the fiscal year ended December 31, 1996. The 3% difference was primarily due to increases in personnel costs and other related expenses.

                 Other Income. The Company sells mailing lists to outside vendors. This activity is considered to be peripheral to its operations. Other income for the fiscal year ended December 31, 1997 was $140,000 compared to other income of $133,000 for the fiscal year ended December 31, 1996.


                 Interest Expense, net. Net interest expense for the fiscal year ended December 31, 1997 was $77,000 compared to $3,000 for the fiscal year ended December 31, 1996. The increase in interest expense was primarily due to interest on notes payable to a stockholder and other related parties.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

                 The comparisons below are made between all consolidated entities operating during fiscal 1996, and only Madison as the "predecessor company" as of December 31, 1995. Madison did not commence operations until September 1, 1995. As a result, some comparisons made between fiscal 1996 and 1995 may not be meaningful or congruent.

                 Revenues. Revenues for the fiscal year ended December 31, 1996 were $16,047,000, compared to $1,004,000 for the fiscal year ended December 31, 1995. This increase is due to the consolidation of entities noted above.

                 Cost of Revenues. Direct cost of revenues for the fiscal year ended December 31, 1996, were $5,464,000, compared to $437,000 for the fiscal year ended December 31, 1995. This increase was also due to the consolidation of entities.

                 Selling Expenses. The increase in selling expenses of $3,029,000 from 1995 to 1996 was primarily due to advertising costs relating to Internet training workshops. The Company did not offer such workshops before the end of the 1995 fiscal year. This increase was also partially due to the consolidation of entities.

                 General and Administrative Expense. General and Administrative expense for the fiscal year ended December 31, 1996, was $7,481,000, compared to $492,000 for the fiscal year ended December 31, 1995. This increase was also due to the consolidation of entities.

                 Other Income. The increase in other income of $129,000 from 1995 to 1996 was primarily attributable to the sale of mailing lists in 1996. No such sale took place in 1995.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company recently completed raising $20,000,000 in equity capital through a private placement of units consisting of Series A Convertible Preferred Stock and warrants to purchase Common Stock. As of December 31, 1997, the Company had current assets of $16,165,000 and current liabilities of $2,691,000.

                 The Company is currently generating cash receipts (exclusive of financing activities) of approximately $1,300,000 per month and incurring cash expenses in the amount of approximately $1,600,000 per month, of which fixed costs account for approximately $600,000. The Company intends to continue to make other expenditures it considers necessary to develop its business. The Company anticipates capital expenditures will be approximately $3,000,000 in 1998. The Company will also spend funds to invest in strategic alliances and various forms of advertising to increase awareness of the Company and its services. The Company believes that it will be able to fund its ongoing operations with existing cash and from cash expected to be generated by ongoing operations for at least the next twelve months.


ITEM 7.  FINANCIAL STATEMENTS

                 The following is a list of the financial statements filed herewith:

                 Audited consolidated financial statements as of December 31, 1997 and for the years ended December 31, 1997 and 1996, respectively, as follows:

         Report of Independent Public Accountants--Arthur Andersen LLP

         Consolidated Balance Sheet as of December 31, 1997

         Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 On December 10, 1996, the Company engaged Arthur Andersen LLP as its independent public accountants. The Company had no disagreements with its prior independent auditor, Crouch, Bierwolf & Chisholm. See the Company's Report on Form 8-K filed with the SEC on June 20, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                 The following table sets forth the names, ages and positions with the Company as of the date of this Annual Report of all of the executive officers and directors of the Company. Also set forth below is information as to the principal occupation and background for each named person in the table.

Richard M. Rosenblatt                                28           Chairman and Chief Executive
                                                                  Officer

Mark R. Comer                                        31           President and Director

Anthony P. Mazzarella                                40           Executive Vice President,
                                                                  Secretary/Treasurer, Chief
                                                                  Financial Officer and Director

Phillip J. Windley                                   39           Chief Technology Officer

Steven E. Rossow                                     41           Senior Vice President

Stephen W. Fulling                                   33           Vice President

Martin Rosenblatt                                    54           Vice President

Craig R. Pickering                                   39           Consultant and Director

Marshall S. Geller                                   58           Director

Harold S. Blue                                       35           Director

Leonard M. Schiller                                  56           Director

Howard A. Goldberg                                   52           Director

Richard H. Rogel                                     48           Director

                  Richard M. Rosenblatt. Mr. Rosenblatt is Chairman of the Board of Directors and Chief Executive Officer the Company. In 1991, Mr. Rosenblatt formed R&R Advertising, Inc. which specialized in advertising and marketing for small to mid size businesses, and co-founded Madison in 1994. Mr. Rosenblatt is the son of Martin Rosenblatt. Mr. Rosenblatt has been an officer of the Company since January 1996, became Chief Executive Officer in July 1997 and was elected Chairman in January 1998. Mr. Rosenblatt received his Bachelor of Arts degree in political science from the University of California at Los Angeles, where he graduated Magna Cum Laude and Phi Beta Kappa in 1991. He received his Juris Doctorate from the University of Southern California, where he graduated with honors in 1994.

                  Mark R. Comer. Mr. Comer is the President and a director of the Company. Mr. Comer has over seven years experience in marketing and in the business seminar industry. In 1992, he formed Cabot and in 1994 he co-founded Madison. He has been an officer of the Company since January 1996, and has held his present position with the Company since July 1997. Mr. Comer attended Brigham Young University in 1984 and 1985 as a business major.

                  Anthony P. Mazzarella. Mr. Mazzarella is the Chief Financial Officer and a director of the Company. Mr. Mazzarella was formerly Managing Director of Geller & Friend Capital Partners, Inc., a merchant banking firm. From 1991 to 1995, he was Executive Vice President of Drake Capital Securities, Inc., a California-based investment banking firm. From 1987 to 1991, he served as Vice President of The Davis Companies, a private holding company owned by Marvin Davis, where he was responsible for corporate finance and acquisition activities. Mr. Mazzarella also held management positions with Twentieth Century Fox Film Corporation and United Airlines, and was a management consultant with Deloitte & Touche. Mr. Mazzarella has been a director of the Company and has held his current position since January 1998. Mr. Mazzarella holds a BA in Physics from Pomona College and an MBA from the Harvard Business School.

                  Phillip J. Windley, PhD. Dr. Windley is Chief Technology Officer of the Company. He has been a consultant to the Company and its predecessor since 1994. Mr. Windley received his PhD in computer science from the University of California (Davis) in 1990 and is presently a professor of computer science at Brigham Young University. Prior to earning his PhD, Mr. Windley was a member of the technical staff at the Department of Energy's Division of Naval Reactors. Mr. Windley has held his present position with the Company since January 1998.

                  Steven E. Rossow. Mr. Rossow is Senior Vice President of Marketing and Sales of the Company. Mr. Rossow was formerly director of business alliances with AT&T WorldNet Service, developing programs for customer acquisitions, promotion marketing and production of online content development for shopping and gaming. Mr. Rossow also worked with CMP MEDIA's Channel Consulting Services, where he developed marketing, merchandising and branding programs for Motorola, Intel, Apple Computer, Word Perfect, Mattel and Epson as well as a number of entertainment software companies. Mr. Rossow has held his present position with the Company since January 1998.

                  Stephen W. Fulling. Mr. Fulling is Vice President of Information--Technology Services of the Company. Mr. Fulling served as Senior Network Research Assistant for the College of Engineering at Oregon State University and Network Operations Manager for the NERO project for Oregon Joint Graduate Schools of Engineering, where he designed, built, and deployed state-of-the-art wide area networking systems. Mr. Fulling has a broad background in Internet technologies and more than 15 years experience in the telecommunications industry. He received his Bachelor of Science in Computer Science from the University of California (Davis).

                  Martin Rosenblatt. Mr. Rosenblatt is a Vice President of the Company. Mr. Rosenblatt has successfully managed a group of 20 scientists in developing and applying sophisticated physics based computer programs. He has been using the Internet regularly since its infancy, as a communications tool to reach and remotely operate advanced government computers. Mr. Rosenblatt worked for Titan Corporation as Vice President of the Titan Research and Technology Division from 1985 to 1994. In 1994, Mr. Rosenblatt founded e.m.a.N.a.t.e. Mr. Rosenblatt is the father of Richard Rosenblatt. He has held his present position with the Company since April 1996. Mr. Rosenblatt received a Bachelor of Arts degree and a Masters of Science degree from the University of California at Los Angeles in 1964 and 1966, respectively.

                  Craig R. Pickering. Mr. Pickering is a director of the Company. Mr. Pickering was a co-founder of the Company. Mr. Pickering has over 16 years of business experience including work in venture capital, sales, mergers and acquisitions and as a seminar speaker for American Business Seminars. In 1992, he formed Cabot, and in 1994 he co-founded Madison. He has been a director of the Company since January 1996, was Chairman of the Board of Directors from January 1996 to January 1998, was President of the Company from January 1996 to July 1997, and was Chief Executive Officer of the Company from January 1996 to October 1996, and from June 1997 to July 1997. He became a consultant to the Company in January 1998.

                  Marshall S. Geller. Mr. Geller is a director of the Company. Mr. Geller is currently the Chairman, Chief Executive Officer and Founding Partner of Geller & Friend Capital Partners, Inc., a merchant banking firm. From 1991 to 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking and investment company. From 1988 to 1990, he was the Vice Chairman of Gruntal & Company, a New York Stock Exchange investment banking firm. From 1967 to 1988, Mr. Geller was a Senior Managing Director for Bear Stearns & Company. While at Bear Stearns, Mr. Geller was the Managing

Partner in charge of all areas of Corporate Finance, Public Finance, Institutional Equities & Debt for Bear Stearns' offices in Los Angeles, San Francisco, Chicago and Hong Kong. He was also a director of Shun Loong-Bear Stearns Far East and Sun Hung Kai-Bear Stearns, both leading Chinese investment banking firms. Mr. Geller formerly served as Interim Co-Chairman of Hexcel Corporation and is currently on its board of directors. Mr. Geller was formerly Interim President and Chief Operating Officer of Players International, Inc., and now serves on its board and is Chairman of its Investment Committee. Mr. Geller also serves as Vice Chairman of the board of Value Vision International, Inc., and serves as Chairman of their Investment Committee. He also serves on the boards of Ballantyne of Omaha, Inc. and Cabletel Communications Corporation. Mr. Geller has been a director of the Company since January 1998.

                  Harold S. Blue. Mr. Blue is a director of the Company. Mr. Blue is currently Chairman and Chief Executive Officer of ProxyMed, Inc., a publicly traded medical information technology company engaged in providing online services to physicians and other healthcare providers, since February 1993, and has been a director of such company since August 1991. He served as interim President and Chief Operating Officer of ProxyMed from March 1994 to June 1995. From August 1991 until February 1993, Mr. Blue served as Vice President of ProxyMed. From July 1992 until February 1995, Mr. Blue served as Chairman of the Board and Chief Executive Officer of Health Services, Inc., a physician practice management company, which was sold to Inphynet in 1995. From June 1979 to February 1992, Mr. Blue was the President and Chief Executive Officer of Budget Drugs, Inc., a retail discount pharmacy chain comprised of six stores located in South Florida. From September 1984 to August 1988, Mr. Blue founded and was the Executive Vice President of Best Generics Incorporated, a generic pharmaceutical distribution company. In August 1988, Best Generics was sold to Ivax Corporation, a publicly traded pharmaceutical manufacturer. Mr. Blue served as a member of the Board of Directors of Ivax for approximately two years before resigning, and continued to serve as a consultant to Ivax pursuant to a consulting agreement that expired in August 1993. Mr. Blue has been a director of the Company since January 1998.

                  Leonard M. Schiller. Mr. Schiller is a director of the Company. Mr. Schiller has been a practicing attorney for over 25 years and is a partner in the law firm of Schiller, Klein & McElroy, P.C. in Illinois. Mr. Schiller is the President of The Dearborn Group, a residential property management and real estate company and is involved in the ownership of residential properties throughout the Midwest. He is currently a director of AccuMed International, Inc., a publicly traded company which manufactures and markets diagnostic screening products for clinical laboratories, and Milestone Scientific, Inc., a dentistry products company. Mr. Schiller has been a director of the Company since January 1998.

                  Howard A. Goldberg. Mr. Goldberg is a director of the Company. Mr. Goldberg currently serves as Chief Executive Officer of Players International, Inc. Prior to 1993, he was the managing shareholder practicing law in the firm of Horn, Goldberg, Gorny, Plackter & Weiss, a professional corporation, which is general counsel to Players. Mr. Goldberg is a graduate of Franklin & Marshall College and received his law degree from New York University. He is a member of the New Jersey State and American Bar Associations. Mr. Goldberg has been a director of the Company since January 1998.

                  Richard H. Rogel. Mr. Rogel is a director of the Company. Mr. Rogel is an independent investor and a director of CoolSavings.com, an online commerce company providing specialized Internet merchandising. Mr. Rogel was Chief Executive Officer of the Preferred Provider Organization of Michigan, a firm that he founded in 1982 and sold in 1997. Previously, Mr. Rogel was President and Chief Executive Officer of Suburban Medical Center, President of Strick-Stylehomes, and Treasurer of Seligman and Associates. He has also worked with Burnham and Company, investment bankers, and Arthur Young and Company. Mr. Rogel has been a director of the Company since January 1998.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at December 31, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

                  The following table sets forth certain information as to the Company's Chief Executive Officer and each of the Company's officers who received compensation in amounts equal to or exceeding $100,000 for any of the years ended December 31, 1995, 1996 and 1997. No person received any compensation from the Company or its predecessor in any fiscal year prior to 1996. Figures listed below do not include automobile and entertainment allowances for certain executive officers of the Company which total, in the aggregate, $100,000 for the year ended December 31, 1996, and $60,000 for the year ended December 31, 1997.

Annual Compensation



Name of Individual                                  Year             Salary  $ (1)
------------------                                  ----             -------------
Tracy W. Scott (2)                                  1995                      --
                                                    1996                  36,919
                                                    1997                  62,250
Craig R. Pickering (3)                              1995                      --
                                                    1996                 117,250
                                                    1997                 119,217
Richard M. Rosenblatt (4)                           1995                      --
                                                    1996                 118,712
                                                    1997                 119,792
Mark R. Comer (5)                                   1995                      --
                                                    1996                 117,975
                                                    1997                 119,217


(1) The Company's officers were paid no additional cash or non-cash compensation of any sort during the years ended December 31, 1995, 1996 and 1997, other than the total salary shown.

(2) Tracy W. Scott was the Chief Executive Officer of the Company from October 1996 to June 1997. Mr. Scott has not been an officer or director of the Company since June 1997.

(3) Craig R. Pickering was President of the Company from January 1996 to July 1997. Mr. Pickering was compensated in 1995 by Cabot, Richards & Reed, Inc. which was unrelated to iMALL, Inc. at the time.

(4) Richard M. Rosenblatt was Executive Vice President of the Company until July 1997, at which time he became Chief Executive Officer. Mr. Rosenblatt was compensated in 1995 by R&R Advertising, Inc. which was unrelated to iMALL, Inc. at the time.

(5) Mark R. Comer was Executive Vice President of the Company until July 1997, at which time he became President. Mr. Comer was compensated in 1995 by Cabot, Richards & Reed, Inc. which was unrelated to iMALL, Inc. at the time.

                  None of the named individuals were granted options in 1996 or 1997 nor did any such individual exercise or own options at any time during 1996 or 1997.

EMPLOYMENT AGREEMENTS

                  Richard Rosenblatt. Pursuant to an Employment Agreement entered into as of January 5, 1998, the Company employed Richard Rosenblatt as its Chief Executive Officer. The term of such employment commenced on February 2, 1998 and terminates five years thereafter. Mr. Rosenblatt is paid a salary of $195,000 per annum, which may be increased in such amounts as the Compensation Committee of the Company determines in good faith. In addition, Mr. Rosenblatt is entitled to an annual bonus in an amount at least equal to 20% of the salary paid to Rosenblatt during the immediately preceding year. Pursuant to the Employment Agreement, the Company granted Mr. Rosenblatt options to purchase 375,000 shares of the common stock of the Company at the exercise price of $5.20 per share. Such options will vest as follows: (i) 125,000 options vested immediately upon the date of the Employment Agreement and (ii) the remaining 250,000 options will vest at the rate of 125,000 options on each of the first and second anniversary dates of Mr. Rosenblatt's employment with the Company. All unexercised options expire five years after the date on which such options have vested.

                  Mark Comer. Pursuant to an Employment Agreement entered into as of January 5, 1998, the Company employed Mark Comer as its President. The term of such employment commenced on February 2, 1998 and terminates two years thereafter. Mr. Comer is paid a salary of $125,000 per annum. The Company will pay Mr. Comer an annual bonus in an amount equal to (i) five percent (5%) of the relevant year's net operating profits of the Internet Training Division, on any net operating profits up to the amount of $1,000,000, plus (ii) ten percent (10%) of the relevant year's net operating profits of the Internet Training Division, on any net operating profits in excess of $1,000,000.

                  Anthony Mazzarella. Pursuant to an Employment Agreement entered into as of December 30, 1997, the Company employed Mr. Mazzarella as its Executive Vice President and Chief Financial Officer. The term of such employment commenced on January 15, 1998 and terminates five years thereafter. Mr. Mazzarella is paid a salary of $180,000 per annum through the calendar year ending December 31, 1998. Thereafter, Mr. Mazzarella is entitled to annual salary increases as determined by the Board of Directors but in no event less than 16%. Prior to the end of each year, the Board of Directors is to review the compensation of Mr. Mazzarella and pay to him a cash bonus not less than 20% of his salary for that year. Pursuant to the Employment Agreement, Company granted Mr. Mazzarella options to purchase an aggregate of 375,000 shares of the Common Stock of the Company at an exercise price of $4.00 per share. Such options vest as follows: (i) 125,000 options vested immediately and (ii) 125,000 options will vest on January 15, 1999, and 125,000 options will vest on January 15, 2000. The options expire 10 years after the date of grant.

                  Phillip J. Windley. Pursuant to an Employment Agreement entered into as of December 9, 1997, the Company employed Phillip J. Windley as its Chief Technology Officer. The term of such employment commenced on January 1, 1998 and terminates two years thereafter. Mr. Windley is paid a salary of $145,000 per annum. The Company may grant to Mr. Windley an annual bonus or bonuses up to a maximum aggregate annual amount of $35,000, at the sole and exclusive discretion of the Chief Executive Officer and the Compensation Committee of the Company and at such times and in such manner as the Chief Executive Officer and the Compensation Committee may determine. Pursuant to the Employment Agreement, the Company granted Mr. Windley options to purchase 87,500 shares of the common stock of the Company at the exercise price of $5.20 per share. Such options vest as follows: (i) at the rate of 12,500 options per full quarter for the first year during which Mr. Windley remains employed by the Company, commencing as of January 1, 1998, and (ii) at the rate of 9,375 options per full quarter for the second year during which Mr. Windley remains employed by the Company, commencing one year after January 1, 1998. All unexercised options expire five years after the date on which such options have vested.

                  Steve Rossow. Pursuant to an Employment Agreement entered into as of December 9, 1997, the Company employed Steve Rossow as its Vice President Marketing & Sales. The term of such employment commenced on January 12, 1998 and terminates four years thereafter. Mr. Rossow is paid a salary of $120,000 per annum and received a one-time signing bonus in the amount of $20,000. The Company may grant to Mr. Rossow an annual bonus or bonuses up to a maximum aggregate annual amount of $30,000, at the sole and exclusive discretion of the Chief Executive Officer and the Compensation Committee of the Company and at such times and in such manner as the Chief Executive Officer and the Compensation Committee may determine. Pursuant to the Employment Agreement, the Company granted Mr. Rossow options to purchase 125,000 shares of the common stock of the Company at the exercise price of $5.20 per share. Such options vest as follows: (i) at the rate of 15,625 options per full quarter for the first year during which Mr. Rossow remains employed by the Company, commencing as of January 12, 1998, and (ii) at the rate of 7,813 options per full quarter for the second and third years during which Mr. Rossow remains employed by the Company, commencing one year after January 12, 1998. All unexercised options expire five years after the date on which such options have vested.

                  Stephen W. Fulling. Pursuant to an Employment Agreement entered into as of December 9, 1997, the Company employed Stephen W. Fulling as its Vice President of Technology. The term of such employment commenced on January 1, 1998 and terminates three years thereafter. Mr. Fulling is paid a salary of $85,000 per annum, which may be increased in such amounts as the Chief Executive Officer and the Compensation Committee of the Company determine at their sole discretion, except that at a minimum the Company shall increase the salary for the second and third years of Mr. Fulling's employment by an amount equal to 7% of the total amount of salary due to Mr. Fulling during the immediately-preceding year. The Company may grant to Mr. Fulling an annual bonus or bonuses up to a maximum aggregate annual amount of $25,000, at the sole and exclusive discretion of the Chief Executive Officer and the Compensation Committee of the Company and at such times and in such manner as the Chief Executive Officer and the Compensation Committee may determine. Pursuant to the Employment Agreement, the Company granted Mr. Fulling options to purchase 85,000 shares of the common stock of the Company at the exercise price of $5.20 per share. Such options vest as follows: (i) at the rate of 10,833 options per full quarter for the first year during which Mr. Fulling remains employed by the Company, commencing as of January 1, 1998, (ii) at the rate of 5,208 options per full quarter for the second year and per the first three full quarters of the third year during which Mr. Fulling remains employed by the Company, commencing one year after January 1, 1998, and (iii) at the rate of 5,208 options per the fourth full quarter of the third year during which Mr. Fulling remains employed by the Company. All unexercised options expire five years after the date on which such options have vested.

                  Martin Rosenblatt. The Company entered into an employment agreement with Martin Rosenblatt in the second quarter of 1996, providing for a salary of $85,000 per year and the grant of 50,000 options on February 1, 1998, and annual grants of no less than 25,000 options in January of each year thereafter at the fair market value on the last trading day of each year. This agreement expires in 2003.

                  Craig Pickering. Pursuant to a Consulting Agreement entered into as of January 26, 1998, the Company engaged the services of Craig Pickering as an independent contractor. The term of such engagement commenced on January 26, 1998 and terminates two years thereafter. Mr. Pickering is paid a consulting fee of $65,000 during the first year of the Agreement and $50,000 during the second year of the Agreement.

         DIRECTOR COMPENSATION

                  The non-employee directors of the Company are paid cash compensation of $2,000 per quarter plus $500 per meeting attended (either in person or telephonically). In addition each non-employee director receives options to purchase 12,500 shares of the Company's common stock per year for each of 1998 and 1999 at the market price as of January 26, 1998.

                  Each of the three members of the Audit Committee of the Board of Directors receive $250 per meeting attended (either in person or telephonically). In addition, the Chairman of the Audit Committee receives cash compensation of $2,500 annually.

                  Each of the three members of the Compensation Committee of the Board of Directors receive $250 per meeting attended (either in person or telephonically). In addition, the Chairman of the Compensation Committee receives cash compensation of $2,500 annually.

                  Employee directors do not receive any additional compensation for serving as a director.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The following table sets forth certain information known to the Company as of March 25, 1998 with respect to the beneficial ownership of the outstanding shares of the Common Stock by the Company's directors and executive officers and the directors and executive officers of the Company as a group and the beneficial owners of more than five percent of the outstanding shares of the Company's common stock. Except as indicated, each person listed below has personal and sole beneficial ownership of the shares of common stock listed with their name.

                                                                                                     Percent of
Name and Address                                           Shares of                                Common Stock
of Beneficial Owner                                    Common Stock Owned                           Outstanding(1)
-------------------                                    ------------------                           --------------
Richard Rosenblatt                                       1,750,000 (2)                                 22.50%
4400 Coldwater Canyon Blvd.
suite 200
Studio City, California  91604

Mark R. Comer                                            1,625,000                                     21.24%
4400 Coldwater Canyon Blvd.
Suite 200
Studio City, California  91604

Craig R. Pickering                                       1,637,500 (3)                                 21.37%
1185 South Mike Jense Circle
Provo, Utah  84601

Anthony P. Mazzarella                                      301,282 (4)                                  3.81%
4400 Coldwater Canyon Blvd.
suite 200
Studio City, California  91604

Philip J. Windley                                          126,250 (5)                                  1.65%

5314 North 250 West
#110
Provo, Utah  84604

Steven Rossow                                               15,625 (6)                                    --%
4400 Coldwater Canyon Blvd.
Suite 200
Studio City, California  91604

Stephen Fulling                                             10,833 (7)                                    --%
5314 North 250 West
#110
Provo, Utah  84604

Martin Rosenblatt                                          219,167 (8)                                  2.85%
4400 Coldwater Canyon Blvd.
Suite 200
Studio City, California  91604

Marshall S. Geller                                         365,064 (9)                                  4.61%
1875 Century park East, #2200
Los Angels, CA  90067

Harold S. Blue                                              28,125 (10)                                   --%
2501 Davie Road
Ft. Lauderdale, FL  33317

Leonard M. Schiller                                         35,938 (11)                                   --%
33 N. Dearborn, #1030
Chicago, IL  60602

Howard A. Goldberg                                          15,494 (12)                                   --%
1300 Atlantic Avenue, #800
Atlantic City, NJ  08401

Richard H. Rogel                                            90,625 (13)                                 1.17%
56 Rosecrown
Avon, CO  81620

Commonwealth Associates                                    761,749 (14)                                 9.05%
830 Third Avenue
New York, New York  10022

Commonwealth Management Co., Inc.                          761,749 (15)                                 9.05%
830 Third Avenue
New York, New York  10022

Michael S. Falk                                          1,197,556 (16)                                13.53%
830 Third Avenue
New York, New York  10022

Total of Directors and                                   6,220,903                                     71.98%
Executive Officers as a
group (13 persons)


(1) Based on 7,651,810 shares of common stock outstanding as of March 25, 1998.

(2) Includes 125,000 shares issuable upon options exercisable within the next sixty days. Does not include 1,500,000 shares issuable upon the exercise of options to Commonwealth Associates and its affiliates with respect to which Mr. Rosenblatt is the beneficiary of a proxy.

(3) Includes 12,500 shares issuable upon options exercisable within the next sixty days.

(4) Includes 125,000 shares issuable upon currently exercisable warrants and 125,000 shares issuable upon options exercisable within the next sixty days.

(5) Includes 12,500 shares issuable upon options exercisable within the next sixty days.

(6) Consists of shares issuable upon options exercisable within the next sixty days.

(7) Consists of shares issuable upon options exercisable within the next sixty days.

(8) Includes 50,000 shares issuable upon options exercisable within the next sixty days.

(9) Includes 250,000 shares issuable upon currently exercisable warrants and 12,500 shares issuable upon options exercisable within the next sixty days.

(10) Consists of 15,625 shares issuable upon conversion of Company's Series A Convertible Preferred Stock and 12,500 shares issuable upon options exercisable within the next sixty days.

(11) Consists of 23,438 shares issuable upon conversion of the Company's Series A Convertible Preferred Stock and 12,500 shares issuable upon the exercise of options exercisable within the next sixty days.

(12) Includes 12,500 shares issuable upon the exercise of options exercisable within the next sixty days.

(13) Consists of 78,125 shares issuable upon conversion of the Company's Series A Convertible Preferred Stock and 12,500 shares issuable upon the exercise of options exercisable within the next sixty days.

(14) Consists of shares issuable upon the exercise of currently exercisable warrants.

(15) Consists of shares issuable upon the exercise of currently exercisable options issued to Commonwealth Associates. Commonwealth Management Co., Inc. is the corporate general partner of Commonwealth Associates.

(16) Includes 761,749 shares issuable upon the exercise of currently exercisable warrants owned by Commonwealth Associates. Mr. Falk is the Chairman and controlling equity owner of Commonwealth Management Co., Inc., the corporate general partner of Commonwealth Associates. Also includes 373,307 shares issuable upon the exercise of currently exercisable warrants and 62,500 shares issuable upon the conversion of 50,000 shares of the Company's Series A Preferred Stock of which Mr. Falk directly owns 37,500 shares and The Falk Family Foundation, a charitable trust for which Mr. Falk serves as trustee, owns 12,500 shares.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Company pays certain related parties for advertising, rent and computer graphic design. Sierra Advertising received $1,794,237 in 1997 and $2,116,607 in 1996 for advertising expenses, all of which is distributed directly for advertising costs, and is owned by officers of the Company. The sole purpose for the existence of Sierra Advertising is to pass through certain costs of advertising at reduced rates. No officers of the Company receive any monetary compensation from the Company through Sierra Advertising. Sierra Advertising makes no profit on funds received from the Company. All funds paid to Sierra Advertising are used by Sierra Advertising for the purchase of air time for advertising.

                  The share exchanges described in Part I, Item 1 "Description of Business--History of the Company" involved certain executive officers of the Company. At the time of the share exchanges described therein, the shareholders of Madison were Craig Pickering, Richard Rosenblatt, Mark Comer, JCH Trust, MJB Trust, CSW Trust, Ross Jardine, Phil Windley and Michael Beck; the shareholders of Cabot were Craig Pickering, Mark Comer and JCH Trust; and the sole shareholder of R&R was Richard Rosenblatt.

                  The Company's offices located at 1185 South Mike Jense Circle, Provo, Utah are leased from RDR Properties for $12,108 per month, which lease expires in March 1999. Craig Pickering and Mark Comer each own 33.33% of RDR Properties.

                  The Company retained Geller & Friend Capital Partners, Inc. ("Geller & Friend"), a merchant banking firm, in August 1997 to assist in arranging equity financing. Geller & Friend earned a fee of $150,000 and was granted 375,000 warrants in connection with its role in the private placement completed in December 1997. Of the $150,000 fee, Geller & Friend was paid $50,000 in 1997, and will be paid the remaining $100,000 in equal quarterly installments during 1998. Marshall Geller, chairman and chief executive officer of Geller & Friend, became a director of the Company in January 1998. Also in January 1998, the Company employed Anthony Mazzarella, formerly managing director of Geller & Friend, as its Executive Vice President and Chief Financial Officer. Mr. Mazzarella is also a director of the Company.

                                     PART IV

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Documents filed with this Report

                  1.      Financial Statements

                  The financial statements listed in the index to financial statements at Item 7 are filed as part of this Report.

                  2.      Exhibits

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

         (b)      Reports on Form 8-K

                  (i) 8-K filed on December 12, 1997 with respect to the completion of the first phase of the Company's private placement of Units.

                  (ii) 8-K filed on December 31, 1997 with respect to the completion of the Company's private placement of Units.

ITEM 1:           INDEX TO EXHIBITS

         2.1 Share Exchange Agreement between the Company and Madison, York & Associates, Inc.(1)

         2.2 Share Exchange Agreement between the Company and Cabot, Richards & Reed, Inc.1 2.3 Share Exchange Agreement between the Company and R&R Advertising, Inc.(1)

         2.4 Share Exchange Agreement between the Company and Physicomp Corporation (d.b.a. e.m.a.N.a.t.e.)(1)

         2.5 Share Exchange Agreement between the Company and Interactive Marketing Group, Inc.(1)

         3.1      Articles of Incorporation, as amended(1)

         3.2      By-Laws, as amended(1)

         4.1      Certificates of Amendment (re Preferred Stock)(2)

         4.2      Agency Agreement between the Company and Commonwealth
                  Associates(2)

         4.3 Warrant Agreement among the Company, Signature Stock Transfer, Inc. and Commonwealth Associates(2)

         10.1 Software License and Distribution Agreement between the Company and AT&T(1)

         10.2     Agreement with Positive Response T.V.(1)

         10.3 Memorandum of Understanding between the Company and Softbank(1)

         10.4     Consulting Agreement with Craig Pickering(2)

         10.5     Employment Agreement with Richard Rosenblatt(2)

         10.6     Employment Agreement with Mark Comer(2)

         10.7     Employment Agreement with Martin Rosenblatt(1)

         10.8     Employment Agreement with Anthony Mazzarella(2)

         10.9     Employment Agreement with Phillip Windley(2)

         10.10    Employment Agreement with Steve Rossow(2)

         10.11    Employment Agreement with Stephen Fulling(2)

         10.12 Services and License Agreement between the Company and Koinonia System Co. Ltd.(2)

         21       Subsidiaries(1)

         27       Financial Data Schedule

-----------------------------

1 Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission.

2 Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             iMALL, INC.

                             March 27, 1998

                             By:/s/           RICHARD M. ROSENBLATT
                                ------------------------------------------------
                                              Richard M. Rosenblatt, Chairman of
                                              the Board and Chief Executive
                                              Officer

                             By:/s/           MARK R. COMER
                                ------------------------------------------------
                                              Mark R. Comer, President and
                                              Director



                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 27, 1998


                              /s/     RICHARD M. ROSENBLATT
                              --------------------------------------------------
                                      Richard M. Rosenblatt, Chairman of the
                                      Board and Chief Executive Officer


                              /s/     MARK R. COMER
                              --------------------------------------------------
                                      Mark R. Comer, President and Director


                              /s/     ANTHONY  P. MAZZARELLA
                              --------------------------------------------------
                                      Anthony P. Mazzarella, Executive Vice
                                      President, Chief Financial Officer,
                                      Secretary-Treasurer and Director

                                    /s/     CRAIG PICKERING
                                    --------------------------------------------
                                            Craig Pickering, Director


                                    /s/     MARSHALL GELLER
                                    --------------------------------------------
                                            Marshall Geller, Director


                                    /s/     HAROLD BLUE
                                    --------------------------------------------
                                            Harold Blue, Director


                                    /s/     LEONARD SCHILLER
                                    --------------------------------------------
                                            Leonard Schiller, Director


                                    /s/     RICHARD ROGEL
                                    --------------------------------------------
                                            Richard Rogel, Director


                                    /s/     HOWARD GOLDBERG
                                    --------------------------------------------
                                            Howard Goldberg, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the stockholders of iMALL, Inc.:

We have audited the accompanying consolidated balance sheet of iMALL, Inc., a Nevada corporation, and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMALL, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP



Los Angeles, California
March 25, 1998
                          iMALL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1997


                                     ASSETS


                                                         1997
                                                     ------------

CURRENT ASSETS:
  Cash and cash equivalents                          $  5,536,978
  Short-term investments                               10,000,600
  Accounts receivable, net of allowance
    for doubtful accounts of $ 60,000                     137,690
  Inventory                                               144,945
  Prepaid expenses                                         69,220
  Income tax receivable                                   166,231
  Other current assets                                    109,105
                                                     ------------
          Total current assets                         16,164,769
                                                     ------------
PROPERTY AND EQUIPMENT:
  Computer equipment and software                         600,726
  Office equipment                                        236,179
  Furniture and fixtures                                  142,977
  Leased office equipment                                 111,490
  Leasehold improvements                                   55,381
                                                     ------------
                                                        1,146,753
  Less accumulated depreciation
    and amortization                                     (536,276)
                                                     ------------
          Net property and equipment                      610,477
                                                     ------------
OTHER ASSETS:
  Intangibles, net of accumulated amortization
    of $252,948                                           259,015
  Deposits                                                 21,411
                                                     ------------
                                                          280,426
                                                     ------------
                                                     $ 17,055,672
                                                     ============

                     The accompanying notes are an integral
                    part of this consolidated balance sheet.

                          iMALL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             1997
                                                         ------------
CURRENT LIABILITIES:
  Accounts payable                                       $  1,060,799
  Accrued expenses                                            553,837
  Deferred revenues                                           392,778
  Notes payable to related parties                            662,420
  Current portion of capitalized lease
    obligations                                                20,835
                                                         ------------
          Total current liabilities                         2,690,669
                                                         ------------

CAPITALIZED LEASE OBLIGATIONS, net of
  current portion                                              10,788
                                                         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, at liquidation value of $4 per
    share; 10,000,000 shares authorized, 5,000,000
    shares issued and outstanding                          19,355,788
  Common stock, par value $.008; 37,500,000
    shares authorized, 7,651,810 shares issued
    and outstanding                                            62,114
  Retained deficit                                         (4,658,687)
  Less common stock held in treasury, at cost                (405,000)
                                                         ------------
          Total stockholders' equity                       14,354,215
                                                         ------------
                                                         $ 17,055,672
                                                         ============

                   The accompanying notes are an integral part
                      of this consolidated balance sheet.

                          iMALL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                      1997                       1996
                                                  ------------               ------------
NET REVENUES                                      $ 16,776,661               $ 16,046,933

COST OF REVENUES                                     5,026,265                  5,464,443
                                                  ------------               ------------

          Gross profit                              11,750,396                 10,582,490
                                                  ------------               ------------

SELLING EXPENSES                                     8,790,739                  3,129,012

GENERAL AND ADMINISTRATIVE EXPENSES                  7,742,165                  7,480,688
                                                  ------------               ------------

          Loss from operations                      (4,782,508)                   (27,210)
                                                  ------------               ------------

OTHER INCOME:
  Other income                                         139,729                    133,308
  Interest expense, net                                (76,741)                    (3,352)
                                                  ------------               ------------

          Net other income                              62,988                    129,956
                                                  ------------               ------------
         (Loss) income before provision for
           income taxes                             (4,719,520)                   102,746

BENEFIT (PROVISION) FOR INCOME TAXES                    16,546                    (37,928)
                                                  ------------               ------------
NET (LOSS) INCOME                                 $ (4,702,974)              $     64,818
                                                  ============               ============
NET (LOSS) INCOME PER COMMON SHARE
 - BASIC AND DILUTED                              $       (.64)              $        .01
                                                  ============               ============
WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                                        7,526,967                  7,252,584
                                                  ============               ============

                     The accompanying notes are an integral
                     part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                      Additional                       Retained
                                   Common Stock         Preferred        Stock         Paid-in        Treasury         Earnings
                              Shares         Amount      Shares          Amount        Capital          Shares         (Deficit)
                            ----------      -------     ---------     -----------     -----------      ---------      -----------
Balance,
  December 31, 1995              1,743     $      14           --     $        --     $   264,798      $       --     $    (20,531)

Adjustments due to
  fractional shares
  in stock split                   175            --           --              --              --              --               --
Reverse acquisition
  for accounting
  purposes of Madison,
  York & Associates,
  Inc                        4,804,960        38,440           --              --         (40,786)             --               --
Shares issued for
  acquisition of Cabot,
  Richards & Reed, Inc.      1,400,000        11,200           --              --        (131,216)             --               --
Shares issued for
  acquisition of
  R&R Advertising, Inc.        600,000         4,800           --              --         283,000              --               --
Shares issued for
  services                     351,125         2,809           --              --          59,550              --               --
Shares issued for
  acquisition of
  Physicomp, Inc.
  (EmaNate, Inc.)              200,000         1,600           --              --         158,400             --               --
Shares issued for
  acquisition of
  Interactive
  Marketing
  Group, Inc.                   52,563           421           --              --          41,629             --               --
Distribution of
  S-Corporation
  earnings to
  stockholders                      --            --           --              --         (25,000)            --               --
Net income                          --            --                                           --             --           64,818
                            ----------       -------    ---------     -----------     -----------      ---------      -----------
Balance,
  December 31, 1996          7,410,566        59,284           --              --         610,375             --           44,287

Common shares issued
  in private placements        316,923         2,535           --              --       1,027,465             --               --
Common shares issued
  for services                  36,821           295           --              --         165,400             --               --
Preferred shares issued
  in private placement,
  net of issuance costs             --            --    4,893,750      18,930,788      (1,803,240)            --               --
Preferred shares issued
  in private placement
  to retire debt                    --            --      106,250         425,000              --             --               --
Treasury shares
  repurchased                 (112,500)           --           --              --              --       (405,000)              --
Net loss                            --            --           --              --              --             --       (4,702,974)
                            ----------       -------    ---------     -----------     -----------      ---------      -----------
Balance,
  December 31, 1997          7,651,810       $62,114    5,000,000     $19,355,788     $        --      $(405,000)     $(4,658,687)
                            ==========       =======    =========     ===========     ===========      =========      ===========

                     The accompanying notes are an integral
                     part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                       1997             1996
                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $(4,702,974)     $    64,818
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                      496,197          306,480
    Noncash expense related to issuance
     of shares of common stock for services            361,441           62,359
    Loss on disposal of property and equipment           1,237            8,662
    Loss on disposal of obsolete inventory              69,810           11,573
    Provision for doubtful accounts                    285,303           80,315
 Change in assets and liabilities
    Accounts receivable                               (257,955)           5,292
    Income tax receivable                              110,709         (276,940)
    Inventory                                         (159,478)          24,013
    Prepaid expenses                                    60,738           30,904
    Other current assets                                82,895            8,000
    Deferred income tax asset                          163,715         (163,715)
    Deposits                                             1,415              500
    Accounts payable                                   393,373          371,799
    Accrued expenses                                   (38,409)         261,717
    Income tax payable                                      --           41,068
    Deferred revenues                                   56,603          311,003
                                                   -----------      -----------
          Net cash (used in) provided by
            operating activities                   $(3,075,380)     $ 1,147,848
                                                   -----------      -----------


                     The accompanying notes are an integral
                     part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                  1997                     1996
                                              ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received through acquisitions          $         --              $   110,350
  Purchase of short-term investments           (10,000,600)                      --
  Purchase of property and equipment              (110,328)                (860,639)
  Proceeds from sale of equipment                       --                    6,304
  Increase in intangibles                          (44,932)                      --
  Increase in notes receivable                          --                 (250,000)
  Principal payments received on
    notes receivable from related parties           85,521                  (85,521)
                                              ------------              -----------
          Net cash used in investing
            activities                         (10,070,339)              (1,079,506)
                                              ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of S Corporation retained
    earnings                                            --                  (25,000)
  Proceeds from issuance of shares of
    common stock                                 1,030,000                       --
  Proceeds from issuance of shares of
    preferred stock                             17,552,549
  Purchase of treasury stock                      (405,000)
  Borrowings from related parties                1,552,420                       --
  Principal payments on notes payable
    to related parties                          (1,035,082)                 (18,000)
  Principal payments on capitalized lease
    obligations                                    (39,954)                 (26,774)
  Principal payments on notes payable              (12,500)                      --
                                              ------------              -----------
          Net cash provided by (used in)
            financing activities                18,642,433                  (69,774)
                                              ------------              -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           5,496,714                   (1,432)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                 40,264                   41,696
                                              ------------              -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                 $  5,536,978              $    40,264
                                              ============              ===========


                     The accompanying notes are an integral
                     part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                    $ 74,886     $ 11,467
  Cash paid for income taxes                $ 37,479     $437,516

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING TRANSACTIONS:
    Conversion of bridge loans to
     preferred stock                        $425,000     $     --


During 1996, the Company exchanged capital stock for all issued and outstanding capital stock of Cabot, Richards & Reed, Inc. ("Cabot), R&R Advertising, Inc. ("R&R"), Physicomp, Inc. ("Physicomp"), and Interactive Marketing Group, Inc. ("IMG") (see Note 7). In conjunction with these acquisitions, the assets and liabilities acquired and assumed were as follows:

                        Physicomp         R&R           Cabot          IMG
                        ---------      ---------      ---------      --------
Fair value of non-cash
  assets acquired       $ 159,323      $ 304,198      $ 280,196      $ 58,766
Cash acquired              31,963        115,863        (40,170)        2,694
Liabilities assumed      (255,793)      (132,261)      (360,042)           --
Goodwill                  224,507             --             --       (19,410)
                        ---------      ---------      ---------      --------
Equity recorded         $ 160,000      $ 287,800      $(120,016)     $ 42,050
                        =========      =========      =========      ========


                     The accompanying notes are an integral
                     part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



(1)  ORGANIZATION AND NATURE OF OPERATIONS

The consolidated financial statements presented are those of iMALL, Inc. (a Nevada corporation) and its wholly owned subsidiaries (collectively, the "Company"). On January 16, 1996, iMALL, Inc., which had been the surviving company in a change of domicile merger with Natures Gift, Inc. (an inactive corporation) on January 8, 1996, engaged in a share exchange with Madison, York & Associates, Inc. ("Madison"). The share exchange with Madison, a Utah corporation, was accounted for as a reverse acquisition.

The Company's primary businesses are operating an electronic shopping mall on the internet known as the "iMALL" and providing internet training to businesses and individuals. The Company's headquarters are located in Studio City, California with additional offices in Provo, Utah. The training is conducted at sites across the United States.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iMALL, Inc., iMALL Services, Inc., iMALL Consulting, Inc., R&R, Cabot, EmaNate and IMG. All material intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Company invests in highly qualified financial institutions. At times, such investments may be in excess of insured limits. At December 31, 1997, approximately $491,000 of cash was held as reserves for credit card transactions. The holders released approximately $425,000 subsequent to year-end and the remaining balance is expected to be received in the first half of 1998.

Short-term Investments

Short-term investments have an original maturity of three months or more and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds invested are diversified in high grade commercial paper.

Inventory

Inventory consists of training literature, which are materials used in conjunction with workshop presentations and home study courses. Inventory is stated at the lower of cost (using the first-in, first-out method) or market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of fixed assets are as follows:

         Caption                             Useful Life
         -------                             -----------
         Computer equipment and software       3 years
         Office Equipment                      3 years
         Leased office equipment               5 years
         Furniture and fixtures                7 years
         Leasehold improvements                lesser of 10 years or
                                                the life of the lease

Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

Intangibles

Organization costs have been capitalized and are being amortized over a five-year period.

The Company capitalizes internally developed software in accordance with SFAS No. 86 and is amortizing the amounts over a two-year period. In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires adoption of its provisions for fiscal years beginning after December 15, 1998. The provisions require the capitalization of certain costs related to the development of software for internal use. The Company does not believe the effect of adoption will be material.

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over five years. Amortization of $51,987 and $27,214 was charged to expense for the years ended December 31, 1997 and 1996, respectively.

Impairment of Long-Lived Assets

Under the provisions of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time, such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are sufficient to recover the carrying value of such assets.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year's presentation.

Recognition of Revenues

The Company generates revenue from its training and internet commerce businesses. The major sources of revenue and the timing of revenue recognition are set forth below:

       Internet training workshop revenues - The Company presents training workshops to businesses and individuals introducing them to the Internet and the iMALL, a shopping mall on the Internet. The attendees pay a fee for the workshop in advance. Recognition of revenue occurs at the completion of the workshop. Any cash received in advance of the completion of the workshop is accounted for as deferred revenue.

       Home study revenues - The Company offers home study courses on the same material discussed in its Internet workshops. The customer pays the home study fee before receiving the materials. Recognition of the revenue occurs when an order is shipped.

       Maintenance fee revenues - The Company maintains web sites on an annual basis for customers for a fee. The fee may be prepaid in full or paid monthly by the customer. Recognition of revenue occurs as payments are received if the fee is collected monthly. Revenue is recognized on a straight-line basis over 12 months if the annual fee is prepaid. Cash received but not yet recognized under maintenance agreements totaled $392,778 as of December 31, 1997 and is included in deferred revenues in the accompanying consolidated balance sheet.

       Web site design revenues - The Company designs and upgrades web sites for customers. The customer is provided with bids on the design and approves the design prior to the Company beginning the work. Recognition of the revenue occurs when the design work is completed.

       Commissions from sales on the iMALL - The Company participates in the commerce generated by the businesses on the iMALL. A percentage of certain revenue generated is recognized as commissions when the sale is made to the buyer. In 1997, this revenue represented less than one percent of the Company's total revenues.

       Advertising revenues - Advertising revenues on banner contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. The Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. For 1997, this revenue represented less than one percent of the Company's total revenues.

(3)  CAPITALIZED LEASE OBLIGATIONS

Certain equipment is leased under capitalized lease obligations. The following is a summary of assets held under capital lease agreements as of December 31, 1997:

  Equipment                                                   $111,490
    Less accumulated amortization                              (61,734)
                                                              --------
                                                              $ 49,756
                                                              ========


The following is a schedule of future minimum lease payments under capitalized lease obligations together with the present value of the minimum lease payments at December 31, 1997:

Years Ending December 31,

       1998                                   $ 23,115
       1999                                     11,224
                                              --------
Total minimum lease payments                    34,339
  Less amount representing interest             (2,716)
                                              --------
Present value of minimum lease payments         31,623
  Less current portion                         (20,835)
                                              --------
                                              $ 10,788
                                              ========

(4)  NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 1997 represented $662,420 of various demand notes to shareholders, bearing interest from 10 to 12 percent. All of these notes were repaid in January and February 1998.

(5)  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities used in its operations. The approximate aggregate commitments under noncancellable operating leases in effect at December 31, 1997 were as follows:

Year ending December 31,
        1998                            $181,000
        1999                              79,000
        2000                              79,000
                                        --------
                                        $339,000
                                        ========

The Company incurred rent expense of approximately $393,000 and $301,000 in connection with operating leases during 1997 and 1996, respectively.

Employment Agreements

The Company has various employment agreements with officers, some of which include bonuses, stock options, and participation in the net profit of the Company.

Legal Matters

The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, is of the opinion that liabilities, if any, resulting from these matters will not have a material effect on the Company's results of operations or financial position except for a lawsuit with a probable loss of $25,000. The probable loss has been included in accrued expenses in the accompanying consolidated balance sheet.

Strategic Alliances

The Company is a participant in several strategic alliances. To date, none of these alliances have required any significant capital or cash expenditures by the Company with the exception of the Company's alliance with National Media Corporation and its affiliate Positive Response Television (collectively, "PRTV"). In connection with this alliance, the Company is required to reimburse PRTV for certain media costs. As of December 31, 1997, PRTV had expended $38,667 in reimbursable media costs. This reimbursable amount is included in cost of revenues in the accompanying consolidated income statement.

(6)  INCOME TAXES

The benefit for income taxes consists of the following:

                                     Period Ended December 31,
                                       1997             1996
                                    ---------        ---------
Current (Benefit) Provision:
  Federal                           $(151,419)       $ 160,575
  State                               (28,842)          41,068
                                    ---------        ---------
                                     (180,261)         201,643
                                    ---------        ---------
Deferred Provision (Benefit):
  Federal                             132,610         (132,610)
  State                                31,105          (31,105)
                                    ---------        ---------
                                      163,715         (163,715)
                                    ---------        ---------
(Benefit) provision for
  income taxes                      $ (16,546)       $  37,928
                                    =========        =========

The differences between the effective income tax rate and the Federal statutory income tax rate consist of the following:

                                                   Period Ended December 31,
                                                     1997            1996
                                                 -----------        --------

Provision at the federal statutory
  rate of 34 percent                             $(1,604,637)       $ 34,933
State income taxes, net of federal benefit          (283,171)          5,425
Nondeductible items for tax purposes                      --          13,218
Change in valuation allowance                      1,871,262          (6,980)
Other                                                     --          (8,668)
                                                 -----------        --------
      Total (benefit) provision
        for income taxes                         $   (16,546)        $ 37,928
                                                 ===========        ========

At December 31, 1997, the Company has net operating loss carryforwards of approximately $4,000,000 available to reduce future taxable income. All deferred tax assets, primarily related to net operating loss carryforwards and deferred revenue, have all been reserved for through use of a valuation reserve.

(7)  CAPITAL STOCK

Stock Transactions

On January 8, 1996, the Company effected a reverse split of 1 for 19 shares. On May 22, 1996, the Company effected a stock split of 4 for 1. On February 12, 1998 the Company effected a reverse split of 1 for 8 shares. All share and per share amounts have been retroactively restated to reflect the stock splits.
In 1996, the Company increased its authorized common stock to 37,500,000 shares with a par value of $.008.

In January 1996, the Company issued 600,000 common shares to R&R Advertising (R&R) for all of its outstanding stock. R&R's net book value of $287,800 was recorded as the value of the acquisition. On January 16, 1996, 1,400,000 common shares were issued for all of Cabot, Richards & Reed, Inc.'s (Cabot) outstanding stock. On January 16, 1996, 4,804,960 shares were issued to Madison (See Note 1) for all of its outstanding stock. The net book value of Madison of $244,281 was recorded as the value of this acquisition (reverse merger). The Company issued 350,000 shares to an investment banking firm for services valued at $28,000 which were rendered in connection with the transaction. R&R and Cabot were in the training, advertising and Internet businesses.

In April 1996, the Company acquired EmaNate, a company specializing in information systems, Internet consulting and front-page creations for web sites on the Internet, in a business combination accounted for as a purchase. The results of operations of EmaNate are included in the accompanying financial statements since the date of acquisition. The Company issued 200,000 shares of common stock for all of the outstanding stock of EmaNate. The acquisition resulted in goodwill of $224,507. The Company is amortizing the resulting goodwill over a five-year period.

In March 1996, the Company acquired Interactive Marketing Group, Inc. ("IMG"), a company specializing in yellow-page advertising on the Internet, in a business combination accounted for as a purchase. The results of operations of IMG are included in the accompanying financial statements since the date of acquisition. The Company issued 204,350 shares of common stock (of which 151,788 shares are being held in escrow contingent on specified events occurring in the future) for all of the outstanding stock of IMG. In December 1996, the Company canceled the 151,788 shares held in escrow as the specified events did not occur.

In August 1997, the Company issued 36,821 unregistered shares of common stock to individuals who provided speaking services to the Company in 1997. The Company recorded compensation expense of $165,695 related to this stock issuance.

In October 1997, the Company completed the issuance of common stock to qualified investors in a private placement. At December 31, 1997, 316,923 shares were issued at a price per share of $3.25. The Company received net proceeds of $1,030,000. In December 1997, the Company also issued these investors 205,990 warrants with the same terms as the warrants in the private placement of Preferred Stock discussed below. The common shares and warrants issued are not registered.

In October 1997, the Company purchased 112,500 shares of common stock from certain shareholders at a price of $3.60 per share.

In November 1997, the Company received $500,000 in financing from four individuals in the form of notes bearing 10 percent interest. The notes were convertible into 9 percent Convertible Preferred A Shares (Preferred Stock) in increments of $25,000. In December 1997, $425,000 of principal was converted into 106,250 shares of preferred stock and warrants under the terms of the private placement discussed below. The remaining balance of the notes and interest was paid in cash in December 1997.

In December 1997, the Company completed the issuance of Preferred Stock and warrants to purchase common stock to qualified investors in a private placement. At December 31, 1997, 5,000,000 shares of preferred stock were issued at a price per share of $4 and a total of 12,755,990 warrants were issued. The Company received net proceeds (after deducting issuance costs) of $17,552,548. Each share of preferred stock has a liquidation value of $4 and earns 9 percent cumulative dividends, payable semi-annually in cash or preferred shares at the discretion of management, and can be converted at any time into 1.25 shares of common stock. Each warrant may be exercised for .125 common shares, subject to certain anti-dilution provisions, at a price of $3.20 per share, beginning December 19, 1998 and extending for a period of four years. All investors in the private placement agreed to a one-year lock-up of the preferred shares, the warrants, and the common shares issuable upon the conversion of preferred shares or exercise of the warrants. Preferred and common shares vote as one class, and each preferred share is entitled to 1.25 votes while each common share is entitled to one vote. The common shares, preferred shares, and warrants issued in this offering were not registered. The Company is required to use best efforts to register the warrants and all common shares issuable upon the conversion of the preferred shares or exercise of warrants within seven months of the final closing date of December 19, 1997.

As additional compensation for completion of the private placement, the Company issued 1,500,000 warrants to the placement agent and 375,000 warrants to their financial advisors. Each warrant may be exercised for one common share, subject to certain anti-dilution provisions, at a price of $3.20 per share from December 15, 1997 to December 5, 2002.




In December 1997, the Company agreed to issue 61,555 shares of common stock to individuals who provided speaking services to the Company in 1997. The Company recorded compensation expense of $195,746 and an accrued expense related to these agreements.

(8)      STOCK OPTIONS

The Company has granted incentive stock options and nonqualified stock options to officers, directors and key employees under a stock compensation plan at prices not less than fair market value on the date of grant. The incentive and nonqualified stock options become exercisable between one and four years from the grant date. The incentive stock options have a maximum term of ten years from the date of grant, or five years if the employee is a ten-percent stockholder. The nonqualified stock options have a maximum term of ten years and one day from the date of grant.

A summary of the status of the Company's stock option plan and changes in outstanding options is presented below:

                                           Weighted-
                            Shares           Average
                             Under          Exercise
                            Option             Price
Options outstanding at
  December 31, 1996               --       $  --
Options granted              954,970        4.81
Options exercised                 --          --
Options canceled                  --          --
                             -------
Options outstanding at
  December 31, 1997          954,970       $4.81
                             =======
Options exercisable at
  December 31, 1997          153,014       $4.22
                             =======

The following table summarizes information about stock options outstanding at December 31, 1997:

                            Weighted-
                  Number      Average            Number
Exercise     Outstanding    Remaining       Exercisable
   Price     at 12/31/97        Life        at 12/31/97
--------     -----------   ---------        -----------
$4.00            375,000          10            125,000
$5.20            482,765           5             28,014
$6.00             97,205           5                 --
                 -------                        -------
                 954,970                        153,014

In accordance with the terms of APB No. 25, the Company records no compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1997 was estimated to be $3.44. The value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 5.79 percent; expected life of 3.5 years; expected volatility of 134 percent; and no expected dividends. Had compensation expense been recorded based on these hypothetical values, the Company's net loss for December 31, 1997 would have been $5,208,696 or $.69 per share. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

There are no shares available for future grants of stock options.

RELATED-PARTY TRANSACTIONS

The Company pays certain related parties for advertising, rent and computer graphic design. Sierra Advertising received $1,794,237 in 1997 and $2,116,607 in 1996 for advertising expenses, all of which is distributed directly for advertising costs, and is owned by officers of the Company. The purpose for the existence of Sierra Advertising is to pass through certain costs of advertising at reduced rates. The Company believes that funds paid to Sierra Advertising are used by Sierra Advertising for the purchase of air time for advertising.

The share exchanges described in footnote 7, involved certain executive officers of the Company.

The Company's offices located in Provo, Utah are leased from RDR Properties for $12,108 per month, which lease expires in March 1999. Two officers/directors each own 33.33 percent of RDR Properties.

The Company retained Geller & Friend Capital Partners, Inc. ("Geller & Friend"), a merchant banking firm, in August 1997 to assist in arranging equity financing. Geller & Friend earned a fee of $150,000 and was granted 375,000 warrants in connection with its role in the private placement completed in December 1997. Of the $150,000 fee, Geller & Friend was paid $50,000 in 1997, and will be paid the remaining $100,000 in equal quarterly installments during 1998. Marshall Geller, chairman and chief executive officer of Geller & Friend, became a director of the Company in January 1998. Also in January 1998, the Company employed Anthony Mazzarella, formerly managing director of Geller & Friend, as its Executive Vice President and Chief Financial Officer. Mr. Mazzarella is also a director of the Company.

 (10)    EARNINGS PER SHARE

Earnings per share amounts have been reflected in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share are computed as follows:

                                           1997              1996
                                       -----------        ----------
  Net (loss) income                    $(4,702,974)       $   64,818
  Add preferred stock dividends            (96,067)               --
                                       -----------        ----------
Net (loss) income available for
 common stock                          $(4,799,041)       $   64,818
                                       ===========        ==========
Weighted-average common stock
 outstanding                             7,526,967         7,252,584
                                       ===========        ==========

Basic and diluted loss per share       $      (.64)       $      .01
                                       ===========        ==========

The earnings per share computation for 1997 excludes 954,970 shares for stock options/compensation plans, 6.25 million shares for convertible securities, and warrants convertible into 3.5 million shares of common stock because their effect would have been antidilutive. There were no common stock equivalents in existence during 1996.