Form 10QSB
period 1998-03-31
IMALL INC
filed 1998-05-14
CIK 1020862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]        Quarterly Report Under Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21201

                                   iMALL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                               87-0553169
  ---------------------------------     --------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)

    4400 Coldwater Canyon Boulevard, Suite 200, Studio City, California 91604
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 509-3600
--------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 13, 1998, the Issuer had outstanding an aggregate of 7,713,366 common shares, par value $0.008.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of iMALL, Inc. and subsidiaries (the "Company") as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following Management's Discussion and Analysis of Financial Condition or plan of operation contains forward-looking statements involving risks and uncertainties based on management's current expectations, estimates and projections about the Internet industry and the evolution of on-line commerce and electronic commerce services. All statements in this report related to the Company's changing financial operations and expected future growth constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements. The following discussion and analysis of the Company's financial condition as of March 31, 1998 and the Company's results of operations for the three month periods ended March 31, 1998 and 1997 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1998.

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

SUBSEQUENT EVENT

On April 1, 1998 the Company entered into an agreement with Universal/Hyundai LLC dba Animalhouse.com in which the Company secured a five year exclusive right to operate the majority of Animalhouse.com's on-line shopping activities. In April of 1998 the Company paid $500,000 to Animalhouse.com as an advance against first-year royalties in accordance with this contract. Animalhouse.com is a recently launched joint venture of Universal Studios and Hyundai Technologies, the goal of which is to become an on-line community serving the needs of college students worldwide.

RESULTS OF OPERATIONS

Comparison of Three-Month Periods Ended March 31, 1998 and 1997

Revenues. Revenues for the three months ended March 31, 1998 were $3,472,000 compared to $4,078,000 for the three months ended March 31, 1997, a decrease of $606,000 or 15%. The decrease was due primarily to a planned decrease in the number of Internet training workshops offered by the Company and a consequent decrease in the Web site sales resulting from those workshops. During the quarter the Company began the process of shifting resources to develop its new businesses in electronic commerce. Management expects a greater percentage of its revenue to be derived from electronic commerce services in the latter half of 1998. The resulting effect on revenues from the shift in the Company's current product line can not currently be determined.

Cost of Revenues. The cost of revenues for the three months ended March 31, 1998 were $1,031,000 compared to $1,254,000 for the three months ended March 31, 1997, a decrease of $223,000 or 18%. Cost of revenues consisted primarily of direct costs related to training workshops and the provision of Web sites offered through those workshops. Cost of revenues also includes the direct cost of products sold on-line. The gross profit margin remained relatively constant increasing to 70% of revenues in the three months ended March 31, 1998 from 69% of revenues in the three months ended March 31, 1997 due to the relative consistency of the revenue streams in the periods.

Selling Expenses. Selling expenses for the three months ended March 31, 1998 were $1,966,000 compared to $1,305,000 for the three months ended March 31, 1997, an increase of $661,000 or 51%. The increase is primarily due to the implementation of an on-line advertising campaign that began at the end of 1997. The Company spent $300,000 in this on-line advertising campaign during the quarter in an attempt to increase its branding and further promote its new focus on on-line commerce. Management expects this campaign to continue growing gradually throughout the year as it expands its existing product base. The Company also increased its direct mail expense that is incurred for sending information to targeted recipients promoting its Web site sales. In addition, the Company hired a new advertising agency to further expand awareness of its brand and products.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1998 were $1,755,000 compared to $2,208,000 for the three months ended March 31, 1997, a decrease of $453,000 or 20%. This decrease was primarily due to lower payroll expense during 1998. The Company had approximately 141 employees in the first quarter of 1998 versus 194 employees during the first quarter of 1997. The Company consolidated its two technology offices into one in Provo, Utah at the end of the first quarter in 1997 leading to a substantial reduction in overhead and personnel costs.

Other Income, net. The Company sold mailing lists to outside vendors during 1997. This activity is considered to be peripheral to its operations. The $18,000 decrease was because the Company discontinued the selling of mailing lists.

Interest income (expense), net. Net interest income for the three months ended March 31, 1998 was $61,000 compared to a net expense of $12,000 for the three months ended March 31, 1997. This increase was due to the investment of available funds in short-term debt securities as well as the pay down of all outstanding debt in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed raising $20,000,000 in equity capital in December of 1997 through a private placement of units consisting of Series A Convertible Preferred Stock and Warrants to purchase Common Stock. As of March 31, 1998, the Company had current assets of $13,616,000 and current liabilities of $2,016,000.

              The Company is currently generating cash receipts (exclusive of financing activities) of approximately $1,200,000 per month and incurring cash expenses in the amount of approximately $1,700,000 per month, of which fixed costs account for approximately $400,000. The Company anticipates capital expenditures will be approximately $3,000,000 in 1998. The Company will also spend funds to invest in strategic alliances and various forms of advertising to increase awareness of the Company and its services. The Company believes that it will be able to fund its ongoing operations with existing cash and from cash expected to be generated by ongoing operations for at least the next twelve months.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings in the ordinary course of business, but is aware of no legal proceedings which appear at this time as if they might have a material impact on its financial position, results of operations or business.

ITEM 2. CHANGES IN SECURITIES

        On February 12, 1998, the Company effected a 1 for 8 reverse stock split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10.1 - Agreement between Universal/Hyundai LLC dba Animalhouse.com and iMALL, Inc. dated April 1, 1998.

            Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 iMALL, INC.

                                 May 13, 1998

                                 By: /s/ RICHARD M. ROSENBLATT
                                         ---------------------------------------
                                         Richard Rosenblatt, Chairman of the
                                         Board and Chief Executive Officer

                                 By: /s/ ANTHONY P. MAZARELLA
                                         ---------------------------------------
                                         Anthony P. Mazarella
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Secretary/Treasurer, Director

                          IMALL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet


                                                                          March 31,        December 31,
                                                                            1998               1997
                                                                        ------------       ------------
                                    ASSETS                               (Unaudited)
Current Assets:

     Cash and cash equivalents                                          $  7,997,864       $  5,536,978
     Short term investments                                                5,000,300         10,000,600
     Accounts receivable, net                                                 79,143            137,690
     Inventory                                                               120,073            144,945
     Prepaid expenses                                                        146,535             69,220
     Income tax receivable                                                   162,696            166,231
     Other current assets                                                    109,105            109,105
                                                                        ------------       ------------
Total Current Assets                                                      13,615,716         16,164,769
                                                                        ------------       ------------
Property and Equipment, Net                                                1,441,931            610,477
                                                                        ------------       ------------
Other Assets:
     Intangible assets, net                                                  246,607            259,015
     Deposits  and other                                                      21,671             21,411
                                                                        ------------       ------------
           Total Other Assets                                                268,278            280,426
                                                                        ------------       ------------
Total Assets                                                            $ 15,325,925       $ 17,055,672
                                                                        ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                   $  1,124,406       $  1,060,799
     Accrued expenses and other current liabilities                          475,937            553,837
     Deferred revenues                                                       402,741            392,778
     Notes payable to related parties                                             --            662,420
     Current portion of capitalized lease obligations                         12,637             20,835
                                                                        ------------       ------------
          Total Current Liabilities                                        2,015,721          2,690,669
                                                                        ------------       ------------
Capitalized Lease Obligations, net of current portion                          6,515             10,788
                                                                        ------------       ------------
Commitments and contingencies                                                     --                 --
Stockholders' Equity
     Preferred stock, liquidation value of $20,000,000;
       10,000,000 shares authorized, 5,000,000 shares
       issued and outstanding at March 31, 1998 and
       December 31, 1997 respectively                                     19,524,452         19,355,788
     Common stock, par value $.008; 37,500,000 shares
       authorized, 7,713,366 and 7,651,810 shares issued
       and outstanding at March 31, 1998 and
       December 31, 1997 respectively                                         62,606             62,114
     Accumulated deficit                                                  (5,878,369)        (4,658,687)
     Common stock held in treasury, at cost                                 (405,000)          (405,000)
                                                                        ------------       ------------
          Total Stockholders' Equity                                      13,303,689         14,354,215
                                                                        ------------       ------------
         Total Liabilities and Stockholders' Equity                     $ 15,325,925       $ 17,055,672
                                                                        ============       ============

See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                                    For the Three Months Ended
                                                               ------------------------------------
                                                               March 31, 1998        March 31, 1997
                                                               --------------        --------------
                                                                 (unaudited)           (unaudited)
REVENUES                                                        $  3,472,299           $  4,078,434
COST OF REVENUES                                                   1,031,397              1,254,181
                                                                ------------           ------------
     GROSS MARGINS                                                 2,440,902              2,824,253
SELLING EXPENSES                                                   1,966,025              1,304,770
GENERAL AND ADMINISTRATIVE EXPENSES                                1,755,291              2,207,598
                                                                ------------           ------------
    Operating Loss                                                (1,280,414)              (688,115)
                                                                ------------           ------------
OTHER INCOME AND EXPENSES:
     Other Income, net                                                    --                 17,608
     Interest Income (Expense), net                                   60,732                (11,699)
                                                                ------------           ------------
          Total Other Income, net                                     60,732                  5,909
                                                                ------------           ------------
LOSS BEFORE PROVISION FOR
      INCOME TAXES                                                (1,219,682)              (682,206)
PROVISION FOR INCOME TAXES                                                --                     --
                                                                ------------           ------------
NET LOSS                                                          (1,219,682)              (682,206)
                                                                ============           ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $      (0.22)          $      (0.09)
                                                                ============           ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                7,652,494              7,410,566
                                                                ============           ============

See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                                                                For the Three Months Ended
                                                                           ------------------------------------
                                                                           March 31, 1998         March 31, 1997
                                                                           --------------         --------------
                                                                             (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (1,219,682)          $   (682,206)
   Adjustments to reconcile net
    loss to net cash used in operating activities
     Depreciation and amortization                                               147,543                131,131
      Provision for losses on accounts receivable                                     --                  8,288
      Loss on sale of furniture, fixtures and equipment                               --                  1,236
     Changes in assets and liabilities, net of
       Effects from purchase of subsidiaries:
         (Increase) decrease in:
           Accounts receivable                                                    58,547               (100,537)
           Related-party receivable                                                   --                 85,521
           Employee receivable                                                        --                 14,536
           Prepaid expenses                                                      (77,316)              (108,891)
           Income tax receivable                                                   3,535                     --
           Inventory                                                              24,872                (53,571)
           Deposits                                                                 (260)                (5,505)
        Increase (decrease) in:
           Accounts payable                                                       63,607                159,656
           Accrued liabilities                                                   117,846                276,206
           Accrued interest payable to related party                                  --                 14,750
           Income tax payable                                                         --                (41,068)
           Deferred revenues                                                       9,963                 62,377
                                                                            ------------           ------------
     Net Cash Used in Operating Activities                                      (871,345)              (238,077)
                                                                            ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash collections on notes receivable                                          --                 24,500
        Purchase of property and equipment                                      (931,718)               (17,266)
        Increase in intangible assets                                            (34,869)                    --
        Proceeds from sales and maturity of investments in
           marketable securities                                               5,000,300                     --
                                                                            ------------           ------------
     Net Cash Provided by Investing Activities                                 4,033,713                  7,234
                                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of notes payable to stockholder                        --                500,000
        Financing cost related to private placement of
           preferred stock                                                       (26,591)                    --
        Principal payments on notes payable                                     (662,420)               (12,500)
        Principal payments on obligations under capital leases                   (12,471)                (9,632)
                                                                            ------------           ------------
     Net Cash (Used in) Provided by Financing Activities                        (701,482)               477,868
                                                                            ------------           ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          2,460,886                247,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               5,536,978                 40,264
                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  7,997,864           $    287,289
                                                                            ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                                 $      2,838           $     17,342
                                                                            ============           ============
     Income taxes paid                                                      $      2,572           $      4,639
                                                                            ============           ============

See notes to condensed consolidated financial statements

                          IMALL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)     Interim Condensed Consolidated Financial Statements.

The accompanying condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K-SB. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the year ended December 31, 1998. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10K-SB.

(2)     Net Income (Loss) Per Common Share.

Net income (loss) per common share is based on the weighted average number of common shares outstanding for each period reported. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. In preparing the calculation of earnings per share, the net loss was increased by $450,000 to $1,670,000 or $0.22 per common share due to the effect of cumulative preferred stock dividends that were not declared in the first quarter of 1998. The earnings per share computation for the 1998 period excludes 1.6 million shares for stock options/compensation plans, 6.25 million shares for convertible securities, and warrants convertible into 3.5 million shares of common stock because their effect would have been antidilutive. There were no common stock equivalents in existence during the first quarter of 1997.

Share and per share data presented reflect a one for eight reverse stock split effective February 12, 1998.

(3)     Recent Accounting Pronouncements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The Company had no income that would fall under the comprehensive income rules in the 1998 or 1997 periods.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that its operations do not include multiple segments and therefore no disclosures are necessary at this time. The disclosures prescribed by SFAS 131 are effective for fiscal years beginning after December 15, 1997.