Form 10QSB
period 1998-06-30
IMALL INC
filed 1998-08-12
CIK 1020862

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 (818) 509-3600

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

As of August 11, 1998, the Issuer had outstanding an aggregate of 7,742,743 common shares, par value $0.008 after deducting 112,500 shares held in treasury.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of iMALL, Inc. and subsidiaries (the "Company") as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following Management's Discussion and Analysis of Financial Condition or plan of operation contains forward-looking statements involving risks and uncertainties based on management's current expectations, estimates and projections about the Internet industry and the evolution of on-line commerce and electronic commerce services. All statements in this report related to the Company's changing financial operations and expected future growth constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements. The following discussion and analysis of the Company's financial condition as of June 30, 1998 and the Company's results of operations for the three month and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1998.

OVERVIEW

 The Company's mission is to maintain and expand its position as a pioneer and leader in electronic commerce services by providing merchants the ability, through its proprietary software, to transact commerce online. Electronic commerce services include the ability to build, organize and retrieve products electronically, process transactions securely, and receive credit card payments over the Internet. The Company also operates one of the leading Internet malls, located at www.imall.com, with over 1600 merchants and approximately two million visitors per month.

The Company currently derives the majority of its revenues from Web site sales and maintenance fees, Internet training, education and consulting services. The Company believes its future revenues will consist increasingly of revenue from selling products over the Internet, providing electronic commerce services to businesses (through Web sites which include the tools necessary to consummate transactions online), and selling Internet advertising. The Company is now focusing on what it believes to be more profitable areas such as the sale of the Company's proprietary electronic commerce services, the building and hosting of transactional Web sites, maximizing the Company's Internet advertising revenues, and growing its online commerce revenue.

During the 2nd quarter of 1998, the Company focused much of its resources on the expansion of its electronic commerce services ("EC services") business. The Company developed and launched its new product, Bolt-on e-commerce(TM), which allows any existing Web Site to be upgraded seamlessly to a fully commerce-enabled Web site without having to rebuild the site from scratch. Using iMALL proprietary Web design tools, these EC services can also be incorporated into any newly constructed Web site. When using the Company's EC services, the merchant's product data and purchase transactions are hosted on iMALL's servers, freeing the merchant from needing to purchase or install any hardware or software.

The Company offers its electronic commerce services directly to merchants, as well as through partnerships with leading Internet Service Providers, Web hosting firms, and financial service companies with an Internet focus. In August, the Company began offering its EC services through reseller partnerships with Verio Web Hosting, GEN International, and Cardservice International. The Company offers its EC services on a freestanding basis (for Web sites located anywhere on the Internet), or within an Internet mall environment. The mall environment can also be private labeled to further promote the brand of iMALL's reseller partners.

In keeping with the Company's strategy of focusing on its EC services business, the Company intends to explore options regarding the possible sale or discontinuance of the Company's Internet training and Web site design division. There can be no assurance that the Company will be able to consummate such a sale on favorable terms, or at all. In the event the Company discontinues the operations of the division, the Company does not anticipate a substantial write down of assets attributable to the division. Although a sale or discontinuance of this division would reduce Company revenues substantially, management believes the low margin, highly competitive, and non-recurring nature of these revenues makes this division incompatible with the Company's electronic commerce focus. Management believes the Company's EC services offer the potential for a recurring revenue stream with better growth and profit margins. Further, management believes the Company's reseller partnerships afford the Company the ability to leverage the partners' large sales forces and bases of existing clients, in the pursuit of revenue growth. There can be no assurance, however, that the Company will be successful in developing the revenues of its EC services business to levels equal to or greater than those historically achieved by the Internet training and Web site design division.

RESULTS OF OPERATIONS

Comparison of Three-Month Periods Ended June 30, 1998 and 1997

Revenues. Revenues for the three months ended June 30, 1998 were $3,395,000 compared to $5,109,000 for the three months ended June 30, 1997, a decrease of $1,714,000 or 34%. The decrease was due primarily to a planned decrease in the number of Internet training workshops offered by the Company and a consequent decrease in the Web site sales resulting from those workshops. During the quarter, the Company continued the process of shifting resources to develop its new businesses in electronic commerce. Management expects an increasing percentage of its revenue to be derived from EC services in the latter half of 1998. The resulting effect on revenues from the shift in the Company's current product line can not currently be determined.

Cost of Revenues. The cost of revenues for the three months ended June 30, 1998 was $815,000 compared to $1,596,000 for the three months ended June 30, 1997, a decrease of $780,000 or 49%. Cost of revenues consisted primarily of direct costs related to training workshops and the provision of Web sites offered through those workshops. Cost of revenues also includes the direct cost of products sold on-line. The gross profit margin increased to 76% of revenues in the three months ended June 30, 1998 from 69% of revenues in the three months ended June 30, 1997 due to the a gradual shift in revenue streams towards higher margin electronic commerce services revenue.

Selling Expenses. Selling expenses for the three months ended June 30, 1998 were $2,599,000 compared to $2,297,000 for the three months ended June 30, 1997, an increase of $302,000 or 13%. The increase is primarily due to the implementation of an on-line advertising campaign that began at the end of 1997. The Company spent $500,000 in this online advertising campaign during the quarter in an attempt to increase its branding and further promote its new focus on online commerce. The Company also increased its direct mail expense that is incurred for sending information to targeted recipients promoting its Web site sales. Management expects the direct mail expense to decrease in accordance with the Company's plan to concentrate more resources on its online commerce and reduce the focus on Web site sales. In addition, the Company hired a new advertising agency to further expand awareness of its brand and products.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1998 were $2,752,000 compared to $1,860,000 for the three months ended June 30, 1997, an increase of $892,000 or 48%. This increase was primarily due to an increase of $440,000 in payroll expense during the second quarter resulting from the opening of a new technology office in the beginning of 1998. This office nearly doubled its personnel during the second quarter of 1998 causing significant increases in payroll and overhead expenditures. Also, the Company hired several new senior management employees during the year.

Other Income, net. Other income for the three months ended June 30, 1998 was $85,000 compared to $51,000 for the three months ended June 30, 1997, an increase of $34,000 or 66%. The Company received an out of court settlement for a copyright infringement claim for $75,000 during the second quarter of 1998. This was offset by a $51,000 decrease in mailing list revenue which the Company received in 1997 and was considered to be peripheral to its operations.

Interest income (expense), net. Net interest income for the three months ended June 30, 1998 was $133,000 compared to net expense of $18,000 for the three months ended June 30, 1997. This increase was due to the investment of available funds in short-term debt securities in the second quarter of 1998 as well as the pay down of all outstanding debt in the first quarter of 1998.

Comparison of Six-Month Periods Ended June 30, 1998 and 1997

Revenues. Revenues for the six months ended June 30, 1998 were $6,868,000 compared to $9,188,000 for the six months ended June 30, 1997, a decrease of $2,320,000 or 25%. The decrease was due primarily to a planned decrease in the number of Internet training workshops offered by the Company and a consequent decrease in the Web site sales resulting from those workshops. Through the first half of 1998 the Company continued the process of shifting resources to develop its new businesses in electronic commerce. Management expects an increasing percentage of its revenue to be derived from electronic commerce services in the latter half of 1998. The resulting effect on revenues from the shift in the Company's current product line can not currently be determined.

Cost of Revenues. The cost of revenues for the six months ended June 30, 1998 was $1,847,000 compared to $2,850,000 for the six months ended June 30, 1997, a decrease of $1,003,000 or 35%. Cost of revenues consisted primarily of direct costs related to training workshops and the provision of Web sites offered through those workshops. Cost of revenues also includes the direct cost of products sold on-line. The gross profit margin increase to 73% of revenues in the six months ended June 30, 1998 from 69% of revenues in the six months ended June 30, 1997 due to the gradual shift in revenue streams towards higher margin electronic commerce services revenue.

Selling Expenses. Selling expenses for the six months ended June 30, 1998 were $4,565,000 compared to $3,602,000 for the six months ended June 30, 1997, an increase of $963,000 or 27%. The increase is primarily due to the implementation of an on-line advertising campaign that began at the end of 1997. The Company spent $800,000 in this online advertising campaign during the first half of 1998 in an attempt to increase its branding and further promote its new focus on online commerce. The Company also increased its direct mail expense that is incurred for sending information to targeted recipients promoting its Web site sales. Management expects the direct mail expense to decrease in accordance with the Company's plan to concentrate more resources on its online commerce and reduce the focus on Web site sales. In addition, the Company hired a new advertising agency to further expand awareness of its brand and products.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1998 were $4,508,000 compared to $4,068,000 for the six months ended June 30, 1997, a increase of $440,000 or 11%. This increase was primarily due to higher payroll expense during the second quarter of 1998 resulting from the opening of a new technology office in the beginning of 1998. This office nearly doubled its personnel during the second quarter of 1998 causing significant increases in payroll and overhead expenditures. Also, the Company hired several new senior management employees during the year. This increase was partially offset by the shut down of a prior technology office that the Company maintained through the beginning of 1997.

Other Income, net. Net other income for the six months ended June 30, 1998 was $85,000 compared to $69,000 for the six months ended June 30, 1997, an increase of $16,000 or 24%. The Company received an out of court settlement for a copyright infringement claim for $75,000 during the second quarter of 1998. This was offset by a $69,000 decrease in mailing list revenue that the Company received in 1997 and was considered to be peripheral to its operations.

Interest income (expense), net. Net interest income for the six months ended June 30, 1998 was $194,000 compared to a net expense of $29,000 for the six months ended June 30, 1997. This increase was due to the investment of available funds in short-term debt securities in the first six months of 1998 as well as the pay down of all outstanding debt in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed raising $20,000,000 in equity capital in December of 1997 through a private placement of units consisting of Series A Convertible Preferred Stock and Warrants to purchase Common Stock. As of June 30, 1998, the Company had current assets of $10,708,000 and current liabilities of $2,999,000.

              The Company is currently generating cash receipts (exclusive of financing activities) of approximately $1,200,000 per month and incurring cash expenses in the amount of approximately $2,000,000 per month, of which fixed costs account for approximately $600,000. The Company anticipates capital expenditures will total approximately $3,000,000 in 1998 of which $1,471,000 has been spent through June of 1998. In July of 1998 the Company paid a cash dividend of $989,000 on its Convertible Preferred Stock. The Company may also spend funds to invest in various forms of advertising to increase awareness of the Company and its services. The Company believes that it will be able to fund its ongoing operations with existing cash and cash expected to be generated by ongoing operations and financing activities for at least the next twelve months. Should such sources be unavailable, the Company can modify its spending in order to fund its operations for at least the next twelve months.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent internal assessment, the Company has determined that certain of its Internet and accounting software programs will have to be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that the cost to modify its existing software and/or convert to new software will not be significant.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the Federal Trade Commission "FTC" has initiated a non-public investigation of the Company's Internet training division. The Company has been cooperating with the inquiry. The Company requested a meeting with representatives of the FTC to discuss its interest in the Company. The FTC's representatives orally informed the Company that the FTC believes that certain representations made by the Company in its advertising for its workshops regarding the earnings potential of participants in the workshops violated FTC regulations and law. The FTC has not filed a complaint or otherwise brought any formal action against the Company, although it is possible that the FTC may do so in the future. Any such complaint could seek substantial monetary damages or injunctive relief, or both, and if ultimately resolved unfavorably to the Company, any monetary recovery could have a material adverse effect on the Company's financial condition and earnings. The Company is continuing its discussions concerning this matter with representatives of the FTC.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10.1 - Lease Agreement between Searise Associates, LLC, a California Limited Liability Company as "Landlord" and iMall, Inc., dated June 4, 1998.

            Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 iMALL, INC.

                                 August 11, 1998

                                 By: /s/ RICHARD M. ROSENBLATT

                                        Richard Rosenblatt, Chairman of the
                                        Board and Chief Executive Officer

                                 By: /s/ ANTHONY P. MAZZARELLA

                                        Anthony P. Mazzarella
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Secretary/Treasurer, Director

                          IMALL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                                                   June 30,          December 31,
                                                                     1998                1997
                                                                 ------------        ------------
                                    ASSETS                        (Unaudited)
Current Assets:

     Cash and cash equivalents                                   $  9,608,792        $  5,536,978
     Short term investments                                                --          10,000,600
     Accounts receivable, net                                         146,388             137,690
     Inventory                                                        109,728             144,945
     Prepaid expenses                                                 680,210              69,220
     Income tax receivable                                            162,696             166,231
     Other current assets                                                  --             109,105
                                                                 ------------        ------------

Total Current Assets                                               10,707,814          16,164,769
                                                                 ------------        ------------

Property and Equipment, Net                                         1,857,151             610,477
                                                                 ------------        ------------


Other Assets:

     Intangible assets, net                                           204,317             259,015
     Deposits  and other assets                                        50,748              21,411
                                                                 ------------        ------------

           Total Other Assets                                         255,065             280,426
                                                                 ------------        ------------

Total Assets                                                     $ 12,820,030        $ 17,055,672
                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                                            $  1,140,164        $  1,060,799
     Accrued expenses and other current liabilities                   408,466             553,837
     Deferred revenues                                                452,858             392,778
     Dividends payable                                                988,970                  --

     Notes payable to related parties                                      --             662,420
     Current portion of capitalized lease obligations                   8,510              20,835
                                                                 ------------        ------------

          Total Current Liabilities                                 2,998,968           2,690,669
                                                                 ------------        ------------

Capitalized Lease Obligations, Net of Current Portion                  59,421              10,788
                                                                 ------------        ------------

Commitments and Contingencies                                              --                  --

Stockholders' Equity

     Preferred stock, liquidation value of $20,000,000;
      10,000,000 shares authorized, 5,000,000 shares
      issued and outstanding at June 30, 1998 and
      December 31, 1997                                            19,524,451          19,355,788
     Common stock, par value $.008; 37,500,000 shares
       authorized, 7,713,366 and 7,651,810 shares issued
       and outstanding at June 30, 1998 and
       December 31, 1997 respectively                                  62,606              62,114
     Accumulated deficit                                           (9,420,416)         (4,658,687)
     Common stock held in treasury, at cost                          (405,000)           (405,000)
                                                                 ------------        ------------

          Total Stockholders' Equity                                9,761,641          14,354,215
                                                                 ------------        ------------

         Total Liabilities and Stockholders' Equity              $ 12,820,030        $ 17,055,672
                                                                 ============        ============


See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                      For the Three Months Ended           For the Six Months Ended
                                                    ------------------------------       --------------------------------
                                                    June 30, 1998    June 30, 1997       June 30, 1998      June 30, 1997
                                                    -------------    -------------       -------------      -------------
                                                    (unaudited)       (unaudited)         (unaudited)        (unaudited)
REVENUES                                            $ 3,395,381        $ 5,109,603        $ 6,867,680        $ 9,188,037
COST OF REVENUES                                        815,419          1,595,740          1,846,816          2,849,921
                                                    -----------        -----------        -----------        -----------
     GROSS MARGINS                                    2,579,962          3,513,863          5,020,864          6,338,116
SELLING EXPENSES                                      2,598,926          2,297,146          4,564,951          3,601,916

GENERAL AND ADMINISTRATIVE EXPENSES                   2,752,353          1,859,981          4,507,645          4,067,579
                                                    -----------        -----------        -----------        -----------
    Operating Loss                                   (2,771,317)          (643,264)        (4,051,732)        (1,331,379)
                                                    -----------        -----------        -----------        -----------

OTHER INCOME AND EXPENSES:

     Other Income, net                                   84,916             51,063             84,916             68,671
     Interest Income (Expense), net                     133,324            (17,596)           194,057            (29,295)
                                                    -----------        -----------        -----------        -----------
          Total Other Income, net                       218,240             33,467            278,973             39,376
                                                    -----------        -----------        -----------        -----------

LOSS BEFORE PROVISION FOR

INCOME TAXES                                         (2,553,077)          (609,797)        (3,772,759)        (1,292,003)

PROVISION FOR INCOME TAXES                                   --                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
NET LOSS                                             (2,553,077)          (609,797)        (3,772,759)        (1,292,003)
                                                    ===========        ===========        ===========        ===========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $     (0.39)       $     (0.08)       $     (0.61)       $     (0.17)
                                                    ===========        ===========        ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                   7,713,366          7,410,566          7,683,098          7,410,566
                                                    ===========        ===========        ===========        ===========

See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                                                     For the Six Months Ended
                                                                     ------------------------
                                                                 June 30, 1998       June 30, 1997
                                                                 ------------        ------------
                                                                  (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                      $ (3,772,759)       $ (1,292,003)

   Adjustments to reconcile net
    loss to net cash used in operating activities
     Depreciation and amortization                                    342,322             258,601
      Provision for losses on accounts receivable                          --              18,621
      Provision for losses on notes receivable                        109,816                  --
      Loss on sale of furniture, fixtures and equipment                    --               1,236
     Changes in assets and liabilities, net of
       effects from purchase of subsidiaries:
         (Increase) decrease in:
           Accounts receivable                                         (9,409)            (24,025)
           Related-party receivable                                        --              85,521
           Employee receivable                                             --              14,536
           Prepaid expenses                                          (610,990)            (73,126)
           Other current
           assets                                                          --             (12,700)
           Income tax receivable                                        3,535                  --
           Inventory                                                   35,217            (159,239)
           Deposits                                                   (29,337)              7,125
        Increase (decrease) in:
           Accounts payable                                            79,365             189,801
           Accrued liabilities                                         50,371             299,581
           Accrued interest payable to related party                       --              35,258
           Income tax payable                                              --             (41,068)
           Deferred revenues                                           60,080             131,303
                                                                 ------------        ------------

     Net Cash Used in Operating Activities                         (3,741,789)           (560,578)
                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Cash collections on notes receivable                                --              49,750
        Purchase of property and equipment                         (1,471,210)            (70,978)
        Increase in intangible assets                                  (5,474)                 --

        Proceeds from sales and maturity of investments in
                 marketable securities                             10,000,600                  --
                                                                 ------------        ------------

     Net Cash Provided by (used in) Investing Activities            8,523,916             (21,228)
                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in bank overdraft                                                 --              73,654
Proceeds from issuance of notes payable to stockholder                     --             500,000
        Financing cost related to private placement of
                  preferred stock                                     (26,591)                 --
Principal payments on notes payable                                  (662,420)            (12,500)
Principal payments on obligations under capital leases                (21,302)            (19,612)
                                                                 ------------        ------------

     Net Cash (Used in) Provided by Financing Activities             (710,313)            541,542
                                                                 ------------        ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,071,814             (40,264)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,536,978              40,264
                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  9,608,792        $         --
                                                                 ============        ============


SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                      $        222        $     39,822
                                                                 ============        ============

     Income taxes paid                                           $      1,800        $        800
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K-SB. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the operating results for the year ended December 31, 1998. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10K-SB.

(2)     Net Income (Loss) Per Common Share.

Net income (loss) per common share is based on the weighted average number of common shares outstanding for each period reported. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. In preparing the calculation of earnings per share, the net loss was increased by $450,000 to $3,003,000 or $0.39 per common share for the three months ended June 30, 1998 and $900,000 to $4,673,000 or $0.61 per common share for the six months ended June 30, 1998 due to the effect of cumulative preferred stock dividends. The earnings per share computation for the 1998 period excludes
1.6 million shares for stock options/compensation plans, 6.25 million shares for convertible securities, and warrants convertible into 3.5 million shares of common stock because their effect would have been antidilutive. There were no common stock equivalents in existence during the first and second quarters of 1997.

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

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective for fiscal years beginning after December 15, 1997, but it need not be applied to interim financial statements in the initial year of its application.