Form 10QSB
period 1998-09-30
IMALL INC
filed 1998-11-12
CIK 1020862

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-21201


                                   iMALL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                                  87-0553169
               ------                                  ----------
    (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  OF INCORPORATION OR ORGANIZATION)


        233 WILSHIRE BOULEVARD, SUITE 820, SANTA MONICA, CALIFORNIA 90401
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (310) 309-4000
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE)


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


As of November 6, 1998, the Issuer had outstanding an aggregate of 9,291,145 common shares, par value $0.008 after deducting 118,750 shares held in treasury.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of iMALL, Inc. and subsidiaries (the "Company") as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are attached hereto.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following Management's Discussion and Analysis of Financial Condition or Plan of Operation contains forward-looking statements involving risks and uncertainties based on management's current expectations, estimates and projections about the Internet industry and the evolution of on-line commerce and electronic commerce services. All statements in this report related to the Company's changing financial operations and expected future growth constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements. The following discussion and analysis of the Company's financial condition as of September 30, 1998 and the Company's results of operations for the three month and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1998.


OVERVIEW

The Company's mission is to maintain and expand its position as a pioneer and leader in electronic commerce services by providing merchants the ability, through its proprietary software, to transact commerce online. Electronic commerce services include the ability to import, organize and retrieve products electronically, process transactions securely, and receive credit card payments over the Internet. The company operates the largest shopping mall on the Internet, located at www.imall.com, as well as malls for Sage Networks and animalhouse.com. On November 1, 1998, the Company launched an innovative shopping portal and proprietary product-level search engine, located at www.stuff.com.

Prior to August 28, 1998, the Company derived the majority of its revenues from Web site sales and maintenance fees, Internet training, education and consulting services which were operated by the Company's seminar and training division. Effective August 28, 1998, the Company discontinued the operations of its seminar and training division. The Company is currently engaged in discussions for the sale of some of or all of the assets associated with the division. Management believes the low margin, highly competitive, and non-recurring nature of the revenue stream from the seminar and training division made it incompatible with the Company's E-Commerce focus. The division historically has accounted for approximately 95% of the revenues of the Company, including approximately $1 million of revenue for the quarter ended September 30, 1998. The seminar and training division has not been profitable. Except as indicated, the discussion set forth below in "RESULTS OF OPERATIONS" does not include the financial results from the seminar and training division.

As a result of the discontinuance of the seminar and training division, the Company is now deriving substantially all of its revenue from Web site sales and maintenance fees, Internet advertising sales and recurring monthly fees for electronic commerce services. The Company believes its future revenues will consist increasingly of revenue from providing electronic commerce services to businesses (through Web sites which include the tools necessary to consummate transactions online), selling Internet advertising and selling products over the Internet.

During the 3rd quarter of 1998, the Company focused much of its resources on the expansion of its electronic commerce services ("EC services") business. The Company began marketing its new product, Bolt-on e-commerce(TM), which allows any existing Web Site to be upgraded seamlessly to a fully commerce-enabled Web site without having to rebuild the site from scratch. Using the Company's proprietary Web design tools, these EC services can also be incorporated into any newly constructed Web site. When using the Company's EC services, the merchant's product data and purchase transactions are hosted on the Company's servers, freeing the merchant from needing to purchase or install any hardware or software.

The Company offers its electronic commerce services directly to merchants, as well as through partnerships with Internet Service Providers, Web hosting firms, and financial service companies with an Internet focus. As of the end of the quarter, the Company began offering its EC services through reseller arrangements with Verio Web Hosting, GEN International, and Cardservice International. The Company offers its EC services on a freestanding basis (for Web sites located anywhere on the Internet), or within an Internet mall environment. The mall environment can also be private labeled to further promote the brand of the Company's reseller partners. Management believes the Company's reseller partnerships afford the Company the ability to leverage the partners' large sales forces and bases of existing clients, in the pursuit of revenue growth.

Subsequent to the end of the quarter, the Company launched its shopping portal, located at www.stuff.com. This portal is a product-level search engine designed specifically for online shopping. Visitors to stuff.com can search a proprietary index of over a million products offered among numerous merchant sites across the Internet. The search experience is efficient and specific to products for sale, in that it does not clutter the search results with generic keywords or extraneous non-retail Web sites. Further, when the user clicks on a chosen product in the listing of search results, the user is linked directly to the relevant product page within the merchant Web site, rather than having to restart a search from the top page of a merchant's Web site. The Company plans to devote marketing and advertising resources to the expansion of its Stuff.com shopping portal during the next several quarters. The Company anticipates that Stuff.com will provide the Company revenues through advertising sold on the site, royalties earned from referral fee contracts and through upgrades to the Company's other e-commerce services.

Subsequent to the end of the quarter, the Company entered into a strategic marketing agreement with First Data Merchant Services, a subsidiary of First Data Corporation. In connection with this agreement, First Data Merchant Services purchased two million shares of the Company common stock for a total purchase price of $14 million. $10.8 million of this amount was funded on November 2, 1998. The remaining amount will be funded in early 1999, subject to Company shareholder approval. Details of this transaction are provided in Item 5 of this report.


RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended September 30, 1998 and 1997

Revenues. Revenues for the three months ended September 30, 1998 were $355,000 compared to $238,000 for the three months ended September 30, 1997, an increase of $117,000 or 49%. The increase was due primarily to greater marketing spending as part of the Company's current focus on expanding its advertising revenue in conjunction with its continued move towards electronic commerce services in 1998. Management expects its advertising revenues to continue to increase with rollout of its product level search engine, which, if successful, will create a substantial amount of new page views available for advertising. Web site sales and related maintenance fees derived from the Company's internal sales force increased as part of a planned effort to better diversify the product selection on the shopping mall. During the quarter, the Company continued the process of shifting resources to develop its new businesses in electronic commerce.

Cost of Revenues. The cost of revenues for the three months ended September 30, 1998 was $87,000 compared to $59,000 for the three months ended September 30, 1997, an increase of $28,000 or 47%. Cost of revenues consisted primarily of labor and related costs to build Web sites. The cost of revenues also includes the cost of any products sold on-line directly by the Company. The gross profit margin was approximately 75% of revenues, which is reflective of the Company's new revenue streams from electronic commerce services and Internet advertising.

Selling Expenses. Selling expenses increased by $271,000 for the three months ended September 30, 1998. The increase is primarily due to the implementation of an on-line advertising campaign that began at the end of 1997. All of the selling expenses incurred in the third quarter of 1997 was in support of the seminar and training division. These expenses are now reflected in the loss from discontinued operations. The Company spent $185,000 on its online advertising campaign during the third quarter of 1998 in support of its branding efforts, and to further promote its new focus on online commerce. Corporate personnel expenses relating to sales and marketing are reflected in total general and administrative expenses. The Company expects to increase its selling expenses in the fourth quarter of 1998 and into 1999 to promote the new product level search engine.

Product Development. Product development expenses for the three months ended September 30, 1998 were $702,000 compared to $145,000 for the three months ended September 30, 1997, an increase of $557,000 or 384%. This increase is due to the change in the Company's focus in mid 1997 from Internet training and Web site sales toward electronic commerce. In January 1998, the Company created its Electronic Commerce Services Group (ECSG) in a separate office in Provo, Utah. This office represents the technology arm of the Company and is focused on the development of the Company's e-commerce software, creating the technology behind the new product level search engine, rebuilding the overall technical infrastructure and the programming of all Web sites that make up the iMALL and the Company's various partner malls. The product development expenses consist primarily of payroll and related costs for programmers and software developers in the ECSG office. During the three months ended September 30, 1997, product development consisted mainly of upgrades to the iMALL Web site and related infrastructure.


General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1998 were $1,718,000 compared to $579,000 for the three months ended September 30, 1997, an increase of $1,139,000 or 197%. This increase was primarily due to an increase of $300,000 in payroll expense resulting from the hiring of a new management team in order to evolve the Company toward its current focus on electronic commerce services. The total marketing and corporate sales personnel increased from twenty-four people in September 1997 to over forty people in September 1998. The Company also incurred $250,000 in professional fees during the three months ended September 30, 1998. These fees include the hiring of a new PR firm, an investor relations firm, legal and accounting fees. A large portion of these related expenses in the three months ended September 30, 1997 were in support of the seminar and training division, which is now included in the loss from discontinued operations.

Interest income (expense), net. Net interest income for the three months ended September 30, 1998 was $231,000 compared to net expense of $4,000 for the three months ended September 30, 1997. This increase was due to the investment of available funds in short-term debt securities in the third quarter of 1998 as well as the pay down of all outstanding debt in the first quarter of 1998.


Comparison of Nine-Month Periods Ended September 30, 1998 and 1997

Revenues. Revenues for the nine months ended September 30, 1998 were $842,000 compared to $754,000 for the nine months ended September 30, 1997, an increase of $88,000 or 12%. The increase was due primarily to an increase in advertising revenue as part of the Company's continuing move toward recurring revenue streams and electronic commerce services in 1998. Management expects its advertising revenues to continue to increase in conjunction with its product level search engine roll out, which, if successful, will create an abundance of new page views available for advertising. Web site sales and related maintenance fees derived from the Company's internal sales force increased as part of a planned effort to better diversify the product selection on the shopping mall. During the 1998 period, the Company continued the process of shifting resources to develop its new businesses in electronic commerce.

Cost of Revenues. The cost of revenues for the nine months ended September 30, 1998 was $169,000 compared to $136,000 for the nine months ended September 30, 1997, an increase of $33,000 or 24%. Cost of revenues consisted primarily of labor and related costs to build Web sites. The cost of revenues also includes the cost of any products sold on-line directly by the Company. The gross profit margin was approximately 80% of revenues, which is reflective of the Company's new revenue streams from electronic commerce services and Internet advertising.

Selling Expenses. Selling expenses increased by $1,445,000 for the nine months ended September 30, 1998. The increase is primarily due to the implementation of an on-line advertising campaign that began at the end of 1997. All of the selling expenses incurred through the third quarter of 1997 was in support of the seminar and training division. These expenses are now reflected in the loss from discontinued operations. The Company spent $985,000 on its online advertising campaign during the first nine months of 1998 in support of its branding efforts, and to further promote its new focus on online commerce. Corporate personnel expenses relating to sales and marketing are reflected in total general and administrative expenses. The Company expects to increase its selling expenses in the fourth quarter of 1998 and into 1999 to promote its new product level search engine.

Product Development. Product development expenses for the nine months ended September 30, 1998 were $1,581,000 compared to $507,000 for the nine months ended September 30, 1997, an increase of $1,074,000 or 212%. This increase is due to the change in the Company's focus in mid 1997 from Internet training and Web site sales toward electronic commerce. In January, 1998 the Company created its Electronic Commerce Services Group (ECSG) in a separate office in Provo, Utah. This office represents the technology arm of the Company and is focused on the development of the Company's e-commerce software, creating the technology behind the new product level search engine, rebuilding the overall technical infrastructure and the programming of all Web sites that make up the iMALL and the Company's various partner malls. The product development expenses consist primarily of payroll and related costs for programmers and software developers in the ECSG office. During the nine months ended September 30, 1997, the Company's product development efforts were focused mainly on the development of the iMALL Web site and related infrastructure.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1998 were $3,871,000 compared to $2,030,000 for the nine months ended September 30, 1997, an increase of $1,841,000 or 91%. This increase was largely due to an increase of $600,000 in payroll expense resulting from the hiring of a new management team in order to evolve the Company toward its current focus on electronic commerce services. The total marketing and corporate sales personnel increased from twenty-four people in September 1997 to over forty people in September 1998. The Company also incurred approximately $700,000 in professional fees during the nine months ended September 30, 1998. These fees include the hiring of a new PR firm, an investor relations firm, legal and accounting fees. A large portion of these related expenses in the nine months ended September 30, 1997 were in support of the seminar and training division, which is now included in the loss from discontinued operations.

Other income (expense), net. Net other income increased by $76,000 for the nine months ended September 30, 1998. This was primarily due to an out of court settlement for a copyright infringement claim for $75,000 during 1998.

Interest income (expense), net. Net interest income for the nine months ended September 30, 1998 was $429,000 compared to net expense of $5,000 for the nine months ended September 30, 1997. This increase was due to the investment of available funds in short-term debt securities during 1998 as well as the pay down of all outstanding debt in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

In October 1998, the Company entered into a strategic marketing agreement with First Data Merchant Services, a subsidiary of First Data Corporation. In connection with this agreement, First Data Merchant Services purchased two million shares of the Company's common stock for a total purchase price of $14,000,000. $10,780,000 of this amount was funded on November 2, 1998. The remaining amount will be funded in early 1999, subject to iMALL shareholder approval. Details of this transaction are provided in Item 5 of this report.

As of September 30, 1998, the Company had current assets of $6,008,000 and current liabilities of $2,262,000.

The Company is currently generating cash receipts (exclusive of financing activities) of approximately $100,000 per month and incurring cash expenses in the amount of approximately $1,200,000 per month, of which fixed costs account for approximately $400,000. The Company anticipates capital expenditures will total approximately $2,700,000 in 1998 of which $1,970,000 has been spent through September 1998. In August 1998, the Company signed an amendment to its pre-existing contract with Animalhouse.com securing a five year exclusive right to sell all travel and music sold on the animalhouse.com Web site. The Company paid an additional $300,000 to Animalhouse.com as an advance against first year royalties in accordance with this amendment. In July 1998, the Company paid a cash dividend of $989,000 on its Convertible Preferred Stock. The Company may also spend funds to invest in various forms of advertising to increase awareness of the Company and its services. The Company believes that it will be able to fund its continuing operations with existing cash and cash expected to be generated by continuing operations for at least the next twelve months.


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the Federal Trade Commission ("FTC") has conducted a nonpublic investigation of the Company's Internet related business opportunity programs. The Company has entered into settlement discussions with the FTC. In connection therewith, the Company has reserved $750,000, representing the Company's present estimate of the amount required to settle the investigation. There can be no assurance, however, that the Company will be able to reach a settlement with the FTC for such amount, if at all. If the Company is unable to reach a settlement, the FTC could bring a formal action seeking substantial monetary damages or injunctive relief, or both, which if ultimately resolved unfavorably to the Company, could have a material adverse effect on the Company's financial condition and earnings.


ITEM 2. CHANGES IN SECURITIES

    None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5. OTHER INFORMATION

On October 30, 1998, the Company entered into agreements with First Data Merchant Services Corporation, a Florida corporation ("FDMS"), relating to the issuance of common stock of the Company, par value $.008 per share (the "Common Stock"), and warrants to purchase shares of Common Stock of the Company to FDMS and the joint marketing of certain Internet commerce services by the Company and FDMS.

Under the terms of an Investment Agreement, FDMS purchased 1.54 million shares of Common Stock at a cash price of $7.00 per share and, subject to approval by shareholders of the Company in satisfaction of the rules of The Nasdaq Stock Market, will purchase an additional 460,000 shares of Common Stock at a cash price of $7.00 per share. Immediately after its initial purchase of 1.54 million shares of Common Stock, FDMS held 16.6% of the Common Stock of the Company then outstanding, and 7.4% of such Common Stock on a fully diluted basis after giving effect to the exercise or conversion of all then outstanding warrants, options and convertible securities. After giving effect to the anticipated purchase by FDMS of the additional 460,000 shares of Common Stock, FDMS would have held at such time 21.5% of the Common Stock of the Company then outstanding, and 9.6% of such Common Stock on a fully diluted basis after giving effect to the exercise or conversion of all then outstanding warrants, options and convertible securities. Although definitive agreements with FDMS were entered into on October 30, 1998, the purchase price of $7.00 per share was agreed upon by representatives of FDMS and the Company during the third week of October, at which time the market price of the Company's Common Stock had been below such price for more than one week.

The Investment Agreement further provides that FDMS may earn warrants to purchase up to 5 million shares of Common Stock at an exercise price of $17.00 per share. The warrants are earned if at any time through the second anniversary of the successful testing of the systems and technologies provided by the Company to logistically support the Company's Internet shopping mall to be used by FDMS, FDMS has implemented either 25,000 merchant web sites using the Company's e-commerce services or 50,000 total merchant web sites using any Company products or services. The warrants, if issued, will expire in October 2003, and may be redeemed, at the option of the Company, at a redemption price equal to 0.266 shares of Common Stock per warrant share if the market price of the Common Stock is equal to or exceeds $25.50 for at least twenty out of thirty consecutive trading days. FDMS also received certain registration rights covering the Common Stock and the shares underlying the warrants. The Investment Agreement also provides that

FDMS will be subject to certain standstill restrictions and generally will be restricted from owning more than 39.9% of the Company's voting securities as calculated pursuant to the terms of the Investment Agreement.

In addition, the Company and FDMS entered into a Stockholders Agreement with Messrs. Richard Rosenblatt, Mark Comer and Craig Pickering (the "Significant Stockholders"), each of whom is a beneficial owner of more than 5% of the outstanding Common Stock of the Company and a director of the Company. Mr. Rosenblatt is also Chief Executive Officer and Chairman of the Company. The Stockholders Agreement provides that FDMS will initially receive one seat on the Company's Board of Directors and, in the event that FDMS earns and exercises the warrants or purchases additional voting securities, will be entitled to increase its future representation on the Board of Directors proportional to its overall share of the Company's voting securities. The Stockholders Agreement further provides that FDMS will, prior to December 31, 1999, vote all of its voting stock in favor of the nominees to the Board of Directors designated by a majority of the members of the Board of Directors (excluding members who are affiliates of FDMS or who were designated by FDMS pursuant to the terms of the agreement) and that the Significant Stockholders will vote their securities in favor of, among other things, the nominees to the Board of Directors designated by FDMS. Subject to certain exceptions, each party to the Stockholders Agreement will have certain rights of first refusal on the transfer of any Common Stock or warrants, options and convertible securities of the Company then outstanding by any other party to the agreement.

The Company and FDMS also entered into a Development and Marketing Agreement (the "Marketing Agreement") pursuant to which the Company and FDMS will jointly market Internet commerce solutions to FDMS' clients and their merchant businesses. The Marketing Agreement has an initial term of ten years and, unless terminated by either party, will be renewed for additional two-year terms thereafter. Under the terms of the Marketing Agreement, FDMS is obligated to use its commercially reasonable efforts to offer the Company's e-commerce tools, e-commerce enabled Web sites and non-commerce enabled Web sites to all of its domestic alliances and to name the Company as its preferred e-commerce provider in such offers. The Marketing Agreement requires the Company to maintain and upgrade, if necessary, the technology used in connection with the Stuff.com site and certain other mall sites to ensure that such technology is equal to or better than that of the top ten percent of all similar services. In the event that the Company fails to meet the foregoing standard and such failure substantially impairs the ability of FDMS to service its current customers or add additional customers, FDMS will have the right to reduce its payments to the Company under the Marketing Agreement by fifty percent, and if such technology is not upgraded to meet the standard described above within a set period of time, require the Company to pay FDMS for all reasonable conversion costs and expenses incurred by FDMS and its affiliates associated with the deconversion of FDMS merchants.

The Marketing Agreement provides that each of the following constitutes an event of default by the Company: (i) failure to make certain payment obligations owed to FDMS under the Marketing Agreement, (ii) failure to perform a material term or obligation under the Marketing Agreement which substantially impairs the ability of FDMS to service its customers or add additional customers, (iii) failure to issue the warrants in accordance with the Investment Agreement, (iv) a material breach of certain representations, warranties or covenants contained in the Marketing Agreement, (v) certain events of bankruptcy or insolvency with respect to the Company, (vi) a material change to the Stuff.com product or brand to which FDMS reasonably objects, or (vii) certain change-of-control events specific to the Company and FDMS competitors. If any such event of default occurs and is not cured within a set period of time, FDMS will have the right to terminate the Marketing Agreement.

The Company and FDMS also entered into a source code escrow agreement (the "Escrow Agreement") pursuant to which the Company will be required to deposit in an escrow account the source code for certain Company software and certain e-commerce tools (the "Source Code"). The Escrow Agreement provides that any termination by FDMS of the Marketing Agreement for the events of default described above will cause the escrow agent under the Escrow Agreement to, without any further payment by FDMS to the Company, release the Source Code deposited in the escrow account to FDMS. In addition, the Company is obligated under the Marketing Agreement to build, at FDMS' expense, a duplicate and redundant data center and computer system which would be transferred to FDMS in the event of certain defaults by the Company. The Marketing Agreement also contains certain other events of default that would give either party the right to terminate the agreement without the transfer of technology described above.

The foregoing summary of certain terms of the agreements does not purport to be complete and is qualified by reference to the actual agreements which have been filed as exhibits hereto.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

 3.1    Second Amended and Restated Bylaws dated as of November 9, 1998

10.1 Investment Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.2 Stockholders Agreement dated as of October 30, 1998 by and between the Company, First Data Merchant Services Corporation, Richard M. Rosenblatt, Mark R. Comer and Craig R. Pickering

10.3 Registration Rights Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.4 Form of Warrant issuable to First Data Merchant Services Corporation pursuant to the Investment Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.5 Development and Marketing Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.6 Form of Source Code Escrow Agreement dated as of October 31, 1998 by and among the Company, Data Securities International, Inc. and First Data Merchant Services Corporation


        Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

        The Company filed a report on form 8-K on September 23, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        iMALL, INC.


                                        November 5, 1998


                                        By:  /s/ RICHARD M. ROSENBLATT

                                        Richard Rosenblatt, Chairman of the
                                        Board and Chief Executive Officer


                                        By:   /s/ ANTHONY P. MAZZARELLA

                                        Anthony P. Mazzarella Executive Vice
                                        President, Chief Financial Officer,
                                        Secretary/Treasurer, Director

                          IMALL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                        1998                   1997
                                                                    ------------           ------------
                                     ASSETS                          (UNAUDITED)
Current Assets:

     Cash and cash equivalents                                      $  4,834,825           $  4,775,127
     Short term investments                                                   --             10,000,600
     Accounts receivable, net                                            125,940                 57,419
     Prepaid expenses                                                    846,332                 18,113
     Income tax receivable                                               166,231                166,231
     Other current assets                                                 34,573                119,207
                                                                    ------------           ------------

Total Current Assets                                                   6,007,901             15,136,697
                                                                    ------------           ------------

Property and Equipment, Net                                            1,776,471                337,610
                                                                    ------------           ------------


Other Assets:

     Intangible assets, net                                              184,210                258,482
     Deposits and other assets                                            57,721                 21,411
     Net long term assets of discontinued operations                     254,786                262,612
                                                                    ------------           ------------
           Total Other Assets                                            496,717                542,505
                                                                    ------------           ------------

Total Assets                                                        $  8,281,089           $ 16,016,812
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                                               $    502,160           $    172,373
     Accrued expenses and other current liabilities                    1,414,562                101,539
     Deferred revenues                                                   345,137                 73,322
     Current portion of capitalized lease obligations                         --                  5,901
     Net short term liabilities of discontinued operations                    --              1,309,462
                                                                    ------------           ------------

          Total Current Liabilities                                    2,261,859              1,662,597
                                                                    ------------           ------------



Commitments and Contingencies

Stockholders' Equity

         Preferred stock, liquidation value  of
             $20,000,000; 10,000,000 shares authorized,
             5,000,000 shares issued and outstanding at
             September 30, 1998 and December 31, 1997                 19,611,778             19,355,788
         Common stock, par value $.008;  37,500,000
             shares authorized,  7,743,082 and 7,651,810
             shares issued and outstanding at
             September 30, 1998 and December 31,
             1997 respectively                                            62,897                 62,114
         Accumulated deficit                                         (13,250,445)            (4,658,687)
         Common stock held in treasury, at cost                         (405,000)              (405,000)
                                                                    ------------           ------------

         Total Stockholders' Equity                                    6,019,230             14,354,215
                                                                    ------------           ------------

         Total Liabilities and Stockholders' Equity                 $  8,281,089           $ 16,016,812
                                                                    ============           ============



See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                       FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                ----------------------------------------    ----------------------------------------
                                                SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                ------------------    ------------------    ------------------    ------------------
                                                    (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
REVENUES                                            $   354,616           $   237,918           $   842,386           $   754,226
COST OF REVENUES                                         86,988                59,057               168,841               135,545
                                                    -----------           -----------           -----------           -----------
     GROSS MARGINS                                      267,628               178,861               673,545               618,681
SELLING EXPENSES                                        271,017                    --             1,445,450                    --
PRODUCT DEVELOPMENT                                     701,762               144,833             1,581,097               507,397
GENERAL AND ADMINISTRATIVE EXPENSES                   1,718,107               579,334             3,870,962             2,029,588
                                                    -----------           -----------           -----------           -----------
    Operating Loss                                   (2,423,258)             (545,306)           (6,223,964)           (1,918,303)
                                                    -----------           -----------           -----------           -----------

OTHER INCOME AND EXPENSES:

     Other Income, net                                       --                    --                75,957                    --
     Interest Income (Expense), net                     231,429                (4,295)              428,623                (4,566)
                                                    -----------           -----------           -----------           -----------
          Total Other Income, net                       231,429                (4,295)              504,580                (4,566)
                                                    -----------           -----------           -----------           -----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                      (2,191,829)             (549,601)           (5,719,384)           (1,922,869)

PROVISION FOR INCOME TAXES                                   --              (115,006)                   --              (115,006)
                                                    -----------           -----------           -----------           -----------
LOSS FROM CONTINUING OPERATIONS                      (2,191,829)             (664,607)           (5,719,384)           (2,037,875)
LOSS FROM DISCONTINUED OPERATIONS                    (1,638,899)             (749,437)           (1,883,406)             (668,172)
                                                    -----------           -----------           -----------           -----------
NET LOSS                                            $(3,830,728)          $(1,414,044)          $(7,602,790)          $(2,706,047)
                                                    ===========           ===========           ===========           ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Loss from continuing operations                  $     (0.34)          $     (0.09)          $     (0.92)          $     (0.27)
   Loss from discontinued operations                $     (0.21)          $     (0.10)          $     (0.24)          $     (0.09)
                                                    -----------           -----------           -----------           -----------
   NET LOSS                                         $     (0.55)          $     (0.19)          $     (1.16)          $     (0.36)
                                                    ===========           ===========           ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                   7,743,909             7,519,527             7,703,591             7,447,285
                                                    ===========           ===========           ===========           ===========



See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                                                                      FOR THE NINE MONTHS ENDED
                                                                             -------------------------------------------
                                                                             SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                             ------------------       ------------------
                                                                                 (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss from continuing operations                                           $ (5,719,384)          $ (2,037,875)

   Adjustments to reconcile net
    loss to net cash used in operating activities
      Depreciation and amortization                                                   438,492                120,719
      Provision for losses on accounts receivable                                      30,000                 12,923
      Provision for losses on notes receivable                                        109,105                     --
      Provision for income taxes                                                           --                115,006
     Changes in assets and liabilities, net of effects from purchase of subsidiaries:
         (Increase) decrease in:
           Accounts receivable                                                        (98,521)               (43,623)
           Prepaid expenses                                                          (828,219)                 6,045
           Income tax receivable                                                           --                276,940
           Other current assets                                                       (11,224)               160,536
           Deposits                                                                   (36,310)                (4,323)
        Increase (decrease) in:
           Accounts payable                                                           329,787                 93,639
           Accrued liabilities                                                      1,458,769                313,757
           Deferred revenues                                                          271,815                (22,500)
                                                                                 ------------           ------------

     Net Cash Used in Operating Activities                                         (4,055,690)            (1,008,756)
                                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                                         (1,816,328)               (26,541)
        Proceeds from sales and maturity of investments in
                 marketable securities                                             10,000,600                     --
                                                                                 ------------           ------------

     Net Cash Provided by Investing Activities                                      8,184,272                (26,541)
                                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock                                               187,618                     --
 Proceeds from private placement of common stock                                           --                875,000
 Financing cost related to equity funding                                             (76,591)                    --
 Principal payments on notes payable                                                       --                (12,500)
 Proceeds from notes payable to related parties                                            --                175,303
 Proceeds from repayment of notes receivable                                               --                 75,750
 Dividends paid on preferred stock                                                   (988,968)                    --
 Principal payments on obligations under capital leases                                (5,901)                (4,362)
                                                                                 ------------           ------------

     Net Cash (Used in) Provided by Financing Activities                             (883,842)             1,109,191
                                                                                 ------------           ------------

Cash provided by continuing operations                                              3,244,740                 73,894

 Cash used in discontinued operations                                              (3,185,042)               (95,077)
                                                                                 ------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       59,698                (21,183)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,775,127                 57,055
                                                                                 ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  4,834,825           $     35,872
                                                                                 ============           ============


SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                                      $        222           $      4,566
                                                                                 ============           ============

     Income taxes paid                                                           $      1,800           $         --
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K-SB. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the operating results for the year ended December 31, 1998. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10K-SB.

(2)  Discontinued Operations.

Effective August 28, 1998, the Company discontinued the operations of its seminar and training division. The Company is currently engaged in discussions for the sale of some of all of the assets associated with the division. The Company expects to sell the division's assets for approximately their net book value and does not expect to recognize a material loss as a result of the transaction. The division historically has accounted for approximately 95% of the revenues of the Company, and has operated at a loss in 1997 and 1998. In accordance with generally accepted accounting principles, the operations of this division have been included in the accompanying income statements as loss from discontinued operations and all assets and liabilities of this division have been reflected in the accompanying balance sheets as net long term assets and net short term liabilities of discontinued operations.

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


(4)  Net (Loss) Per Common Share.

Net (loss) per common share is based on the weighted average number of common shares outstanding for each period reported. In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing EPS in comparison to APB Opinion No. 15 and replaces the presentations of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. In preparing the calculation of earnings per share, the net loss was increased by $450,000 to $4,281,000 or $0.55 per common share for the three months ended September 30, 1998 and by $1,350,000 to $8,953,000 or $1.16 per common share for the nine months ended September 30, 1998 due to the effect of cumulative preferred stock dividends. The earnings per share computation for the 1998 period excludes 1.8 million shares for stock options/compensation plans, 6.25 million shares for convertible securities, and warrants convertible into 3.5 million shares of common stock because their effect would have been antidilutive. There were no common stock equivalents in existence during the first three quarters of 1997.

Share and per share data presented reflect a one for eight reverse stock split effective February 12, 1998.


(5)   Stock Options

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

The Company had a total of 954,970 options at December 31, 1997. During the nine months ended September 30, 1998, the Company granted a total of 1,004,100 new options, 34,578 options were exercised and 87,770 options were cancelled during this period bringing the total outstanding options at September 30, 1998 to 1,836,722.


(6) Subsequent Events

On October 30, 1998, the Company entered into agreements with First Data Merchant Services Corporation, a Florida corporation ("FDMS"), relating to the issuance of common stock of the Company, par value $.008 per share (the "Common Stock"), and warrants to purchase shares of Common Stock of the Company to FDMS and the joint marketing of certain Internet commerce services by the Company and FDMS.

Under the terms of an Investment Agreement, FDMS purchased 1.54 million shares of Common Stock at a cash price of $7.00 per share and, subject to approval by shareholders of the Company in satisfaction of the rules of The Nasdaq Stock Market, will purchase an additional 460,000 shares of Common Stock at a cash price of $7.00 per share. Immediately after its initial purchase of 1.54 million shares of Common Stock, FDMS held 16.6% of the Common Stock of the Company then outstanding, and 7.4% of such Common Stock on a fully diluted basis after giving effect to the exercise or conversion of all then outstanding warrants, options and convertible securities. After giving effect to the anticipated purchase by FDMS of the additional 460,000 shares of Common Stock, FDMS would have held at such time 21.5% of the Common Stock of the Company then outstanding, and 9.6% of such Common Stock on a fully diluted basis after giving effect to the exercise or conversion of all then outstanding warrants, options and convertible securities. Although definitive agreements with FDMS were entered into on October 30, 1998, the purchase price of $7.00 per share was agreed upon by representatives of FDMS and the Company during the third week of October, at which time the market price of the Company's Common Stock had been below such price for more than one week.

The Investment Agreement further provides that FDMS may earn warrants to purchase up to 5 million shares of Common Stock at an exercise price of $17.00 per share. The warrants are earned if at any time through the second anniversary of the successful testing of the systems and technologies provided by the Company to logistically support the Company's Internet shopping mall to be used by FDMS, FDMS has implemented either 25,000 merchant web sites using the Company's e-commerce services or 50,000 total merchant web sites using any Company products or services. The warrants, if issued, will expire in October 2003, and may be redeemed, at the option of the Company, at a redemption price equal to 0.266 shares of Common Stock per warrant share if the market price of the Common Stock is equal to or exceeds $25.50 for at least twenty out of thirty consecutive trading days. FDMS also received certain registration rights covering the Common Stock and the shares underlying the warrants. The Investment Agreement also provides that FDMS will be subject to certain standstill restrictions and generally will be restricted from owning more than 39.9% of the Company's voting securities as calculated pursuant to the terms of the Investment Agreement.

                                 EXHIBIT INDEX

Exhibit
  No.
-------
 3.1    Second Amended and Restated Bylaws dated as of November 9, 1998

10.1 Investment Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.2 Stockholders Agreement dated as of October 30, 1998 by and between the Company, First Data Merchant Services Corporation, Richard M.
        Rosenblatt, Mark R. Comer and Craig R. Pickering

10.3 Registration Rights Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.4 Form of Warrant issuable to First Data Merchant Services Corporation pursuant to the Investment Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.5 Development and Marketing Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation

10.6 Form of Source Code Escrow Agreement dated as of October 31, 1998 by and among the Company, Data Securities International, Inc. and First Data
        Merchant Services Corporation

        Exhibit 27 - Financial Data Schedule