Form 10KSB
period 1998-12-31
IMALL INC
filed 1999-03-31
CIK 1020862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB


[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

  For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the transition period from                to               .

                        Commission file number: 0-21201

                               ----------------

                                  iMALL, INC.
                (Name of small business issuer in its charter)

                  Nevada                                       87-0553169
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                       Identification No.)

                       233 Wilshire Boulevard, Suite 820
                        Santa Monica, California 90401
              (Address of principal executive offices) (Zip Code)

                                (310) 309-4000
                  (Issuer telephone no., including area code)

                               ----------------
       Securities to be registered pursuant to Section 12(b) of the Act:

                                     None

       Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.008 par value
                               (Title of class)

                               ----------------
  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The registrant's revenues for the year ended December 31, 1998 were $1,596,000.

  The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 23, 1999 was approximately $200,600,000, based on the closing sale price per share of the registrant's Common Stock as reported on the Nasdaq SmallCap Market on such date.

  There were 17,190,779 shares outstanding of registrant's Common Stock as of March 23, 1999.

  The following documents are incorporated by reference into this report:
None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

  iMALL, Inc. and its subsidiaries (the "Company") provide electronic commerce services and solutions ("EC services") to small and medium size businesses enabling them to cost effectively and efficiently sell their products through the Internet. The Company's integrated e-commerce solution allows businesses to build Web sites, automatically add electronic commerce services (such as electronic catalogues, product searching, shopping cart services, sales tax and shipping calculations, and sales tracking information), acquire a merchant account online within hours, securely process all major credit cards in real time, and attract traffic to their Web sites. The Company reaches its target market by aligning itself with Web hosting firms, Internet Service Providers ("ISPs"), and financial institutions that already service millions of small and medium size businesses. The Company's integrated EC services are located at www.merchantstuff.com and its shopping portals can be found at www.stuff.com and www.imall.com. The Company's corporate site is located at www.imallinc.com.

  The Company's mission is to expand its position as the leading electronic commerce-enabler of small and medium size businesses by providing merchants the ability, through its proprietary software and relationship with First Data Merchant Services Corporation ("First Data"), a wholly owned subsidiary of First Data Corporation, to transact commerce on-line. Electronic commerce services include the ability to import, organize and retrieve products electronically, process transactions securely, and receive credit card payments over the Internet.

  Prior to August 28, 1998, the Company derived its revenues principally from Internet training, education and consulting services, Web site sales and pre-paid maintenance fees, all of which were generated by the operations of the Company's seminar and training division (the "Seminar Division"). While the Seminar Division historically accounted for approximately 95% of the Company's revenues, including approximately $7.3 million of revenue for the year ended December 31, 1998, the Seminar Division was not profitable. Effective August 28, 1998, the Company discontinued the operations of the Seminar Division. Management believed that the Seminar Division's low margin, highly competitive, and non-recurring revenue stream was incompatible with the Company's strategy of seeking to generate recurring revenue from EC services.

General

  The Internet is a world-wide series of interconnected electronic and/or computer networks. The Internet provides a medium for the promotion and communication of ideas and concepts as well as for the sales of information, goods and services. The term "electronic commerce" encompasses the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities. Because of the "virtual" nature of electronic commerce, an on-line presence in the form of a Web site for certain merchants can significantly reduce or eliminate the costs of maintaining a physical retail facility. On-line merchants can also achieve significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies because it removes many physical and capital barriers to entry and serves to level the competitive playing field by allowing smaller companies to effectively compete with larger companies.

  Most large companies are already using the Web to sell their goods and services and communicate with their customers, investors, and suppliers. These companies most likely built their Web site internally, or contracted with a Web site design firm to provide the services. This process is expensive and requires significant resources. As such, smaller companies, who have limited resources, often seek a less expensive turnkey solution. They often look to their ISP or Web site hosting firm to provide the solution.

Products and Services

  As a result of the discontinuance of the Seminar Division, the Company is deriving substantially all of its revenue from Web site creation, Internet advertising, and recurring monthly fees for EC services. The Company believes the majority of its future revenues will come from the monthly EC service fees, Internet advertising, and transaction revenue.

Electronic Commerce Services

  Electronic commerce services include the ability to import, organize and retrieve products electronically, process transactions securely, and receive credit card payments over the Internet. The Company has developed proprietary software that allows small and medium size businesses to quickly, easily, and securely sell their products over the Internet. These services are offered through several distribution channels.

 Transactional Web Sites

  The Company builds Web sites with the functionality necessary to process on-line commerce transactions in real time ("Transactional Web Sites") with its proprietary Web site development tool, iSTORE(TM). iSTORE facilitates the development of basic Web sites, the enhancing of Web sites, and the creation of fully customized Web sites. iSTORE contains a number of electronic commerce components that are easily integrated into the merchant's Web site. Basic Web sites contain text of various fonts and font sizes as well as simple images. Enhanced sites contain more advanced text, images, forms and tables that are generated through the use of Java applets (a small computer application written in the Java language that is downloaded to a browser), JavaScripting (a language that is interpreted by Web browsers and used to enhance content that is downloaded to a browser), and similar other tools. iSTORE provides several stylized templates for basic and enhanced Web site designs.

 Bolt-On E-Commerce

  During the third quarter of 1998, the Company began marketing its new product, Bolt-on e-commerce(TM), which allows any existing Web site to be upgraded seamlessly to a fully commerce-enabled Web site without having to rebuild the site from scratch. Using the Company's proprietary Web design tools, these EC services can also be incorporated into any newly constructed Web site. When using the Company's EC services, the merchant's product data and purchase transactions are hosted on the Company's servers, freeing the merchant from needing to purchase or install any hardware or software.

 Security Protocols

  The Company's current EC services include the use of the secure sockets layer ("SSL") protocol. SSL supports a fully DES encrypted session (up to 128-bit, depending on the browser) between the Web browser and the Web server This service incorporates an RSA encryption method between a shopper on iMALL and a merchant on iMALL. These security methods provide a high level of encryption protection for users' credit card numbers, bank account numbers, and other personal information. To the Company's knowledge, the Company has never experienced any significant problems with security. However, there can be no assurance that the Company will never experience such a problem. See "Risk Factors--Internet Commerce Security Risks."

On-line Shopping

  The following section describes the Company's two primary shopping Web sites, www.imall.com and www.stuff.com. These Web sites provide consumers an opportunity to purchase goods and services over the Internet using the Company's software.

 iMALL

  The Company maintains an Internet Web site called "imall.com," located at www.imall.com. The Company currently believes this site to be the largest shopping mall destination on the Internet, hosting over two thousand stores and hundreds of thousand of products. Upon accessing the iMALL Web site, a user can view the Company's thousands of merchant Web sites ("storefronts") as well as classified advertisements. Shoppers can find products and services on imall.com through key word searching or using the iMALL directory. The iMALL directory lists sites by product or service categories and allows users to perform searches of the entire iMALL Web site. A shopper who wishes to purchase items offered from an iMALL merchant can do so by simply submitting an order on-line and entering a credit card number. In addition to the traditional search options, iMALL offers a special function called "Deals of the Day." This service is updated daily and alerts iMALL users to special manufacturer discounts on quality name-brand merchandise.

  From January 1996 to December 1998, iMALL's hits have increased from approximately 1 million per month to over 40 million per month. The Company intends to continue attracting visitors to the iMALL Web site in order to increase the Company's advertising revenue and to increase the sales achieved by the Company's merchants. The Company receives a percentage of the sales generated by over one hundred of its approximately 2,000 merchants. This percentage ranges from 4% to 15% of sales.

 Stuff.com

  On November 1, 1998, the Company launched its shopping portal, located at www.stuff.com ("Stuff.com"). This shopping portal is a product-level search engine engineered to make on-line shopping easier. Visitors to Stuff.com can search a proprietary index of over two million products from merchants across the Internet. The search experience is efficient and specific to products for sale; it does not clutter the search results with generic keywords or extraneous non-retail Web sites. Further, when the user clicks on a chosen product in the listing of search results, the user is linked directly to the relevant product page within the merchant Web site, rather than having to restart a search from the top page of a merchant's Web site. The Company plans to devote marketing and advertising resources to the expansion of its Stuff.com shopping portal during 1999. The Company's strategy is to seek additional revenues through advertising sold on the Web site, royalties earned from referring Stuff.com shoppers to large merchants paying a percentage of sales, and through the sale of the Company's EC services to Stuff.com merchants without e-commerce services. On December 21, 1998, the Company announced its agreement with AT&T to cooperatively create and promote a discount shopping club, labeled the Club@Stuff.com. AT&T World Net will promote the Club@Stuff.com as a place where its subscribers are eligible to receive certain discounts on purchases they make of selected products. AT&T will promote the Club@Stuff.com to its AT&T WorldNet subscriber base through its home page, CD-ROM, and certain e-mail direct marketing. In return, the Company will provide the products for the Club@Stuff.com through its relationship with distributors and promote AT&T WorldNet Internet access services and certain long distance products through Stuff.com.

Internet Security

  One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, the Company believes recent advances in this area have greatly reduced the possibility of such unauthorized access or use, which in turn may increase acceptance by consumers of electronic commerce. The Company is not aware of any occasion in which a user's credit card was misappropriated while transacting business on any of the Company's Web sites. See "Risk Factors--Internet Commerce Security Risks."

Technical Infrastructure

  The Company's Web server computing infrastructure is composed of a number (currently 8) of front end UNIX Web servers running the latest release Stronghold Secure Webserver and a back end set of UNIX application, database and file servers. The database servers use ODI's ObjectStore database technology. The system is connected to the Internet via a DS3 (45Mb/s) line with redundant links through Sprint and MCI. Backup connections to the Internet provide service in the event of catastrophic failure. The server platform is protected by both UPS and an on-site emergency generator. See "Risk Factors--Risk of System Failure."

  The Company's electronic commerce infrastructure is based on a combination of commercial software and proprietary technology and is designed to provide all merchant and shopper services required for the Company's business.

Sales and Marketing

  The Company offers its EC services primarily through its relationships with ISPs, Web hosting firms, and financial service companies with an Internet focus. The Company offers its EC services through reseller arrangements with First Data, Verio Web Hosting, Sage Networks, and Cardservice International. In addition to receiving a unique Web site address, businesses that utilize the Company's EC services have their products automatically listed in Stuff.com and have the option to be listed in imall.com or other Internet properties the Company operates. Management believes the Company's reseller relationships afford the Company the ability to leverage large sales forces and bases of existing clients in the pursuit of revenue growth.

  The Company's strategy includes the continued development of strategic alliances as a key to building the acceptance and the revenue base of the Company. See "Risk Factors--Strategic Alliances."

First Data Alliance

  In October 1998, the Company and First Data entered into a ten-year Development and Marketing Agreement (the "Marketing Agreement") pursuant to which the Company and First Data agreed to jointly market Internet commerce solutions to First Data's clients and their merchant businesses. The Marketing Agreement has an initial term of ten years and, unless terminated by either party, will be renewed for additional two-year terms thereafter. Under the terms of the Marketing Agreement, First Data is obligated to use its commercially reasonable efforts to offer the Company's e-commerce tools, e-commerce enabled Web sites and non-commerce enabled Web sites to all of its domestic alliances and to name the Company as preferred e-commerce provider in such offers. The Company will bill First Data monthly for recurring fees based upon the number of Web sites hosted and types of services provided.

  The Marketing Agreement requires the Company to maintain and upgrade, if necessary, the technology used in connection with the Stuff.com site and certain other mall sites to ensure that such technology is equal to or better than that of the top ten percent of all similar services. In the event that the Company fails to meet the foregoing standard and such failure substantially impairs the ability of First Data to service its current customers or add additional customers, First Data will have the right to reduce its payments to the Company under the Marketing Agreement by fifty percent, and if such technology is not upgraded to meet the standard described above within a set period of time, require the Company to pay First Data for all reasonable conversion costs and expenses incurred by First Data and its affiliates associated with the deconversion of First Data merchants.

  The Marketing Agreement provides that each of the following constitutes an event of default by the Company: (i) failure to make specified payment obligations owed to First Data under the Marketing Agreement, (ii) failure to perform a material term or obligation under the Marketing Agreement which substantially impairs the ability of First Data to service its customers or add additional customers, (iii) failure to issue warrants in accordance with the Investment Agreement, (iv) a material breach of specified representations, warranties or covenants contained in the Marketing Agreement, (v) specified events of bankruptcy or insolvency with respect to the Company, (vi) a material change to the Stuff.com product or brand to which First Data reasonably objects, or (vii) specified change-of-control events specific to the Company and First Data competitors. If any such event of default occurs and is not cured within a set period of time, First Data will have the right to terminate the Marketing Agreement.

  The Company also entered into an Investment Agreement with First Data (the "Investment Agreement") which provided that the Company would sell to First Data 2,000,000 shares of authorized and unissued shares of the Company's common stock, par value $.008 per share (the "Common Stock"), for an aggregate consideration of $14,000,000, representing a purchase price of $7.00 per share. On October 30, 1998, the Company issued to

First Data 1,540,000 shares of Common Stock. The Company then issued the remaining 460,000 shares of Common Stock to First Data on February 9, 1999. The Investment Agreement further provides that First Data may earn warrants to purchase up to 5,000,000 shares of Common Stock at an exercise price of $17.00 per share. The warrants are earned if at any time through the second anniversary of the successful testing of the systems and technologies provided by the Company to its Internet shopping mall to be used by First Data, First Data has implemented either 25,000 merchant web sites using the Company's EC services or 50,000 total merchant Web sites using any of the Company's products or services. The warrants, if issued, will expire in October 2003, and may be redeemed, at the option of the Company, at a redemption price equal to 0.266 shares of Common Stock per warrant share if the market price of the Common Stock is equal to or exceeds $25.50 for at least twenty out of thirty consecutive days.

  The Company and First Data also entered into a source code escrow agreement (the "Escrow Agreement") which required the Company to deposit in an escrow account the source code for specified Company software and e-commerce tools (the "Source Code"). The Escrow Agreement provides that any termination by First Data of the Marketing Agreement for the events of default described above will cause the escrow agent under the Escrow Agreement to, without any further payment by First Data to the Company, release the Source Code deposited in the escrow account to First Data. In addition, the Company is obligated under the Marketing Agreement to build, at First Data's expense, a duplicate and redundant data center and computer system which would be transferred to First Data in the event of specified defaults by the Company. The Marketing Agreement also contains other specified events of default that would give either party the right to terminate the agreement without the transfer of technology described above.

Pure Payments

  On March 8, 1999, the Company agreed to acquire all of the outstanding shares of common stock of Pure Payments, Inc. ("Pure Payments") in exchange for 450,000 shares of Common Stock. Prior to this acquisition, the Company had included Pure Payments' products and services as a key component of the Company's EC services. Pure Payments' products and services allow for on-line retailers to process credit card orders securely over the Internet. The integration of Pure Payments' services into the EC services expedites the store building process by eliminating many manual and time-consuming steps required to integrate payment processing into a merchant's Internet storefront. Pure Payments supports advanced credit card payment features for on-line retailers and has sought to differentiate itself by offering corporate purchase card processing, automatic merchant sign-up, end-to-end system-wide monitoring, and transparent software upgrades.

Competition

  The on-line commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company's current or potential competitors include: (i) e-commerce solution providers that provide shopping cart based transaction products such as: Yahoo Store!, iCAT, Pandesic; (ii) Web developers that incorporate e-commerce products in their solutions such as Mercantec, and Simplenet; (iii) on-line shopping malls such as The Internet Mall, Branch Mall, and Yahoo! Shopping; (iv) product search engines and comparison shopping sites such as Excite's Jango, Junglee, Mysimon.com and Webmarket.com; and (v) payment gateway providers such as Cybercash and Clear Commerce.

  The Company believes that the principal competitive factors in its market are simplicity, brand recognition, product selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Some of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced gross margins, loss of market share and a diminished brand franchise. See "Risk Factors--Competition."

Employees

  As of March 23, 1999, the Company had a total of 130 full-time employees. 47 full-time employees are located in Santa Monica, California, 76 are located in Provo, Utah, and seven are located in San Francisco, California. None of the Company's employees are covered by an ongoing collective bargaining agreement with the Company and the Company believes that its relationship with its employees is good.

Government Regulations

  The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to the Internet or other on-line services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. See "Risk Factors--Government Regulations and Legal Uncertainties."

Patents and Trademarks

  The Company relies on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. Much of the Company's proprietary information may not be patentable, and the Company does not currently possess any patents. The Company has registered the iMALL trademark in the United States and claims trademark rights in, and has applied for trademark registrations in the United States for, a number of other marks, including the Stuff.com trademark. See "Risk Factors--Intellectual Property and Proprietary Rights."

                                 RISK FACTORS

  This Annual Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

  Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in result and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report.

Limited Operating History; Need to Develop Recurring Revenue

  The Company has existed in its present state since January 1996 and, until August 28, 1998, has generated approximately 95% of its revenues from Internet training, education and consulting services, Web site sales and pre-paid maintenance fees, all of which were generated by the operations of the Seminar Division. However, effective August 28, 1998, the Company discontinued the operations of the Seminar Division. The Company has not begun to generate significant recurring revenues from on-line EC services that are to be the Company's focus for the future. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as on-line commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model, management of growth, the Company's ability to anticipate and adapt to a developing market and unforeseen changes and developments in the Company's strategic alliances. To address these risks, the Company must, among other things, implement and successfully execute its business strategy, continue to develop and upgrade its technology, improve its Web sites, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel and meet the expectations of its strategic partners. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Historical Losses; Anticipated Losses

  Since inception, the Company has incurred significant operating losses, and as of December 31, 1998 had an accumulated deficit of $19,695,200. The Company expects to significantly increase its operating expenses to expand its marketing operations, and increase its level of capital expenditures to further develop and maintain its proprietary software. Such increases in operating expense levels and capital expenditures will adversely effect operating results and the Company believes that it will incur substantial losses for the foreseeable future. There can be no assurance that the Company will ever achieve or maintain profitability or generate cash from operations in the future. Further, in view of the rapidly evolving nature of the Company's business, its limited operating history and the discontinuance of the Seminar Division, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion And Analysis of Financial Condition and Results of Operations."

Fluctuations in Operating Results

  As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately predict its revenues. The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to retain and attract merchants on its Web sites, (ii) the level of traffic on the Company's Web sites, (iii) consumer confidence in encrypted transactions on the Internet, (iv) the level of use of the Internet and on-line services and increasing consumer acceptance of the Internet as a medium for commerce, (v) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vi) the announcement or introduction of new sites, services and products by the Company and its competitors, (vii) technical difficulties, system downtime or Internet brownouts, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (ix) governmental regulation, (x) implementation, renewal or expiration of significant contracts with Verio, Inc., Cardservice International and Animalhouse.com, First Data and others the Company may enter into in the future, and (xi) general economic conditions and economic conditions specific to the Internet and on-line commerce. The Company also faces unforeseeable seasonal sales fluctuations related to its increasing focus on retail Internet commerce. Due to the foregoing factors, in one or more future quarters, the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

Management of Growth

  The Company anticipates that significant expansion of its present operations will be required to address potential growth in its market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company's new employees include a number of key managerial and technical employees who have not yet been fully integrated into the Company's management team, and the Company expects to add additional key personnel in the near future. In order to manage its growth, the Company will be required to continue to implement and improve its operational and financial systems, to expand existing operations, to attract and retain superior management and to train, manage and expand its employee base. Further, the Company's management will be required to maintain relationships with various merchants and other third parties. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to successfully implement its business plan. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Possible Need for Additional Financing

  The Company may require additional financing. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including the Company's ability to implement its business plan. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing, or that such financing will be on terms favorable or acceptable to the Company. The Company does not have any commitments for additional financing. The Company's ability to obtain additional capital will be dependent on market conditions, the national economy and others factors outside the Company's control. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Strategic Alliances

  The Company's strategy includes the continued development of strategic alliances as a key to building the acceptance and the revenue base of the Company. The Company offers its EC services primarily through its partnerships with Internet service providers, Web hosting firms, and financial service companies with an Internet focus. However, there can be no assurance that the Company will be able to manage those risks associated with such strategic alliances including, among others, the difficulty of assimilating operations, technology and personnel, the potential disruption of the Company's ongoing business and the inability to retain key technical and managerial personnel. If the Company's strategic alliances are not successfully developed and managed, the Company's business, prospects, financial condition and results of operations would be materially adversely affected.

Dependence on the Internet

  The Company's ability to derive revenues by providing on-line commerce is substantially dependent upon continued growth in the use of the Internet and the infrastructure for providing Internet access and carrying Internet traffic. There can be no assurance that the necessary infrastructure, such as a reliable network backbone, or complementary products will be developed or that the Internet will prove to be a viable commercial marketplace. To the extent that the Internet continues to experience significant growth in the level of use and the number of users, there can be no assurance that the infrastructure will continue to be able to support the demands placed upon it by such potential growth. In addition, delays in the development or adoption of new standards or protocols required to handle levels of Internet activity, or increased governmental regulation may restrict the growth of the Internet. Critical issues concerning the commercial use of the Internet, including but not limited to, security, reliability, cost, ease of use and access, and quality of service, remain unresolved and may impact the growth of Internet use. If the necessary infrastructure or complementary products and services are not developed or if the Internet does not become a viable commercial marketplace, the business, operating results and financial condition of the Company would be materially adversely affected.

Developing Market; Uncertain Acceptance of the Internet as Medium for Commerce

  The market for the Company's services has only recently begun to develop and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty and risk. Moreover, since the market for the Company's services is new and evolving, it is difficult to predict the size of this market and the future growth rate, if any. The success of the Company's services will be substantially dependent upon the widespread acceptance and use of the Internet as a medium for commerce by a broad base of consumers. Rapid growth in the use of the Internet is a recent phenomenon, and the Company relies on consumers who have historically used traditional means of commerce to buy goods and services. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for commerce by consumers. If the Company's on-line services do not achieve market acceptance or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be materially adversely affected.

Risks Associated with Brand Development

  The Company believes that establishing and maintaining the iMALL and Stuff brands are a critical aspect of its efforts to attract and expand its audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the iMALL and Stuff brands will depend largely on the Company's success in providing high-quality products and services and in designing and implementing effective media promotions, which success cannot be assured. In order to attract and retain Internet users and to promote and maintain brand recognition such as the iMALL brand and the Stuff brand in response to competitive pressures, the Company believes it is necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high-quality products and services, design and implement effective media promotions or otherwise fails to promote and maintain its brands, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brands, the Company's business, operating results and financial condition would be materially adversely affected.

Intellectual Property And Proprietary Rights

  The Company's success is substantially dependent upon its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. Much of the Company's proprietary information may not be patentable, and the Company does not currently possess any patents. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantage or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company has registered the iMALL trademark in the United States and claims trademark rights in, and has applied for trademark registrations in the United States for a number of other marks, including the Stuff.com trademark. There can be no assurance that the Company will be able to secure significant protection for these trademarks. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

  There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such action. Any such claims or counterclaims could be time-consuming and result in costly litigation, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

Rapid Technological Change

  The Internet and on-line commerce industries are characterized by rapid technological change, changing market conditions and customer demands and the emergence of new industry standards and practices that could render the Company's existing Web sites and proprietary technology obsolete. The Company's future success will substantially depend on its ability to enhance its existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of Web site and other proprietary technology entails significant technical and business risk. There can be no assurance that the Company will be successful in developing and using new technologies or adapting its proprietary technology and systems to meet emerging industry standards and customer requirements. If the Company is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if the Company's new products and EC services do not achieve market acceptance, the Company's business, prospects, results of operations and financial condition would be materially adversely affected.

Reliance On Key Management Personnel

  The Company's performance is substantially dependent on the continued services and the performance of its senior management and other key personnel. The Company's performance also depends on the Company's ability to retain and motivate its other executive officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Competition

  The on-line commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company's current or potential competitors include: (i) e-commerce solution providers that provide shopping cart based transaction products such as: Yahoo Store!, iCAT, Pandesic; (ii) Web developers that incorporate e-commerce products in their solutions such as Mercantec, and Simplenet; (iii) on-line shopping malls such as The Internet Mall, Branch Mall, and Yahoo! Shopping; (iv) product search engines and comparison shopping sites such as Excite's Jango, Junglee, Mysimon.com and Webmarket.com; and (v) payment gateway providers such as Cybercash and Clear Commerce.

  The Company believes that the principal competitive factors in its market are simplicity, brand recognition, product selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced gross margins, loss of market share and a diminished brand franchise.

  There can be no assurance that the Company will be able to compete successfully against current and future competitors.

  The Company expects that competition in the on-line commerce market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Internet Commerce Security Risks

  A significant barrier to on-line commerce is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used by the Company to protect consumers' transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

  Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of on-line services generally, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will not prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risk of System Failure

  The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted Internet hosting, which requires that the Company protect its computer equipment and the information stored in its servers, substantially all of which is located at the Company's office in Provo, Utah. The Company's systems are vulnerable to damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Any substantial interruption in the Company's systems would have a material adverse effect on Company's business, prospects, financial condition and results of operations. Although the Company carries property and business interruption insurance, its coverage may not be adequate to compensate for the losses that may occur. In addition, the Company's systems may be vulnerable to computer viruses, physical or electronic break-ins and other similar disruptive events. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of the Company's services. The occurrence of any of these risks could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risk of Capacity Constraints

  The Company seeks to generate a high volume of traffic and transactions on its Web sites. Accordingly, the satisfactory performance, reliability and availability of the Company's Web sites, processing systems and network infrastructure are critical to its reputation and ability to attract and retain large numbers of users who purchase items on its Web sites while maintaining adequate customer service levels. Any system interruptions that result in the unavailability of the Company's Web sites or reduced customer activity would reduce the volume of items purchased. Any substantial increase in the volume of traffic on the Company's Web sites will require the Company to expand and upgrade its technology, transaction processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of the its services or timely expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company uses internally developed systems to operate its services and for transaction processing, including billing and collections processing. The Company must continually enhance and improve these systems in order to accommodate the level of use of its services. Furthermore, in the future, the Company may add additional features and functionality to its services that would result in the need to develop or license additional technologies. The Company's inability to add additional software and hardware or to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on its Web sites or increased transaction volume through its processing systems or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user's experience, and delays in reporting accurate financial information. There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulations And Legal Uncertainties

  The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which in turn, could decrease the demand for the Company's services and increase the Company's cost of doing business or otherwise have an material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet or other on-line services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet or other on-line services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Control By Management

  As of March 23, 1999, the Company's officers, directors and greater than 5% stockholders (and their affiliates) beneficially own in the aggregate approximately 55.3% of the issued and outstanding voting shares of the Company's capital stock. As a result, such persons, acting together, will have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Common Stock.

Possible Volatility of Stock Price

  The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and on-line commerce industries, changes in the market valuations of other Internet or on-line service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock in the open market and other events or factors, many of which are beyond the Company's control. Further, the stock markets in general, and the Nasdaq Stock Market and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect valuations substantially above historical levels. There can be no assurance that these trading prices and valuations will be sustained. These broad market and industry factors may materially adversely affect the market price of the Common Stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

Year 2000

  The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions. Although the Company believes that its internal software applications contain source code that is able to interpret appropriately the upcoming calendar year 2000, failure by the Company to make any required modifications to make such software "Year 2000" compliant could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company does not anticipate that it will incur material expense to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's present expectations and have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its fulfillment house and the Company's Web hosting service provider, to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

ITEM 2. DESCRIPTION OF PROPERTIES

  The Company maintains offices in Santa Monica, California, and Provo, Utah. Pursuant to a ten-year lease commencing on September 1, 1998, the Company leases its executive offices at 233 Wilshire Boulevard, Santa Monica, California. The initial rent is $22,800 per month (8,156 square feet). On November 5, 1998, the Company entered into a three-year lease commencing December 1, 1998 for office space at 190 West Riverpark Drive, Suite 220, Provo, Utah, at a current rate of $3,800 per month (2,875 square feet). The Company also leases office space at 5314 North 250 West, Units 1, 2 and 3, Provo, Utah, at a current rent of $7,500 per month (4,590 square feet), which lease expires on February 29, 2000 and at 5314 North 250 West, #110, Provo, Utah, at a current rent of $6,600 per month, which lease expires in February 2000. The Company believes that it currently has sufficient space to carry on its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in various legal proceedings in the ordinary course of business. Except for the litigation set forth below, the Company is not aware of any legal proceedings which appear at this time as if they might have a material adverse effect on the Company's business, results of operations and financial condition.

  As previously disclosed, the FTC has conducted a nonpublic investigation of the Company's Internet-related business opportunity programs, which programs have been discontinued. In connection therewith, the Company reserved $750,000 in the third quarter of 1998. The Company has reached a settlement with the FTC for $750,000, and on March 30, 1999, the Company was notified of the formal approval by the FTC of such settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  An annual meeting of stockholders of the Company was held on December 31, 1998. Richard M. Rosenblatt, Anthony P. Mazzarella, Marshall S. Geller, Harold
S. Blue, Leonard M. Schiller, Howard A. Goldberg, Richard H. Rogel and John F. Duncan were elected as directors of the Company, each to hold office until the next annual meeting of stockholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the stockholders approved an amendment to the iMALL, Inc. 1997 Stock Option Plan (the "Plan") to increase the maximum number of shares of Common Stock subject to options granted under the Plan from 750,000 to 3,250,000. The results of the voting at the annual stockholders meeting were as follows:

                                Proposal No. 1
                            (Election of Directors)

    Company Nominee                                            For     Withheld
    ---------------                                         ---------- --------
   Richard M. Rosenblatt................................... 10,739,680  30,200

   Anthony P. Mazzarella................................... 10,739,680  30,200

   Marshall S. Geller...................................... 10,739,680  30,200

   Harold S. Blue.......................................... 10,739,680  30,200

   Leonard M. Schiller..................................... 10,739,680  30,200

   Howard A. Goldberg...................................... 10,739,680  30,200

   Richard H. Rogel........................................ 10,739,680  30,200

   John F. Duncan.......................................... 10,739,680  30,200

                                Proposal No. 2
       (Approval of amendment to the iMALL, Inc. 1997 Stock Option Plan)

                                                                                            Broker
                                                                                             Non-
            For                 Against                       Abstain                       Votes
            ---                 -------                       -------                       ------
         10,284,562             474,515                       10,803                         0

                                    PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  On July 13, 1998, the Common Stock commenced trading on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "IMAL." Prior thereto, the Common Stock traded on the OTC Electronic Bulletin Board. Prior to trading on Nasdaq, the trading market was limited and sporadic and did not constitute an "established trading market."

  The following table sets forth the range of sales prices of the Common Stock as quoted on Nasdaq and the OTC Electronic Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. On February 12, 1998, the Company effected a 1 for 8 reverse stock split. All references in this Annual Report take into effect all stock splits when referring to the number of shares of Common Stock or per share data.

                                                                   Price Range
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   1997:
     First Quarter............................................... $36.00 $13.04
     Second Quarter..............................................  24.00   8.48
     Third Quarter...............................................  13.00   6.48
     Fourth Quarter..............................................   8.48   3.44
   1998:
     First Quarter...............................................  12.25   4.00
     Second Quarter..............................................  10.00   7.69
     Third Quarter...............................................  15.36   5.50
     Fourth Quarter..............................................  32.75   5.69
   1999:
     First Quarter (through March 23,1999).......................  25.25  12.38

Holders

  As of March 23, 1999, there were 667 stockholders of record of the Common
Stock.

Dividends

  The Company has never paid dividends on Common Stock and does not anticipate paying dividends on Common Stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company. Earnings of the Company, if any, not paid as dividends are expected to be retained to finance the expansion of the Company's business. The payment of dividends on Common Stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

Recent Sales of Unregistered Securities

  On November 2, 1998, the Company issued 1,540,000 shares of Common Stock to First Data at a cash price of $7.00 per share. The Company issued an additional 460,000 shares of Common Stock to First Data on February 9, 1999 at a cash price of $7.00 per share. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Consolidated Financial Data

  The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, and the discussion below.

                                                             At December 31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
Balance Sheet Data:
  Current Assets........................................ $12,014,900 $15,136,700
  Total Assets..........................................  14,501,800  16,016,800
  Current Liabilities...................................   3,787,500   1,662,600
  Long-term Liabilities.................................         --          --
  Stockholders' Equity.................................. $10,714,300 $14,354,200

                                                        For the Year Ended
                                                           December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
Statement of Operations
  Net Revenues...................................... $  1,596,000  $   973,600
  Cost of Revenues..................................      605,400      187,600
  Selling Expenses..................................    3,597,900       20,000
  Product Development...............................    3,321,800      669,100
  General and Administrative Expenses...............    5,813,800    2,676,500
  Other Income......................................       82,100          --
  Interest Income (Expense), Net....................      574,800      (23,100)
  Benefit (Provision) for Income Taxes..............          --        16,500
                                                     ------------  -----------
  (Loss) Income from continuing operations..........  (11,085,800)  (2,586,200)
  (Loss) from discontinued operations...............   (2,062,800)  (2,116,800)
  Net (Loss) Income.................................  (13,148,600)  (4,703,000)
                                                     ============  ===========
  Net (Loss) Income Per Common Share--Basic and
   Diluted:
    Loss from continuing operations................. $      (1.61) $      (.36)
    Loss from discontinued operations............... $       (.26) $      (.28)
                                                     ------------  -----------
    Net (Loss)...................................... $      (1.87) $      (.64)
                                                     ============  ===========
  Weighted-Average Common Shares Outstanding........    8,008,040    7,526,967
                                                     ============  ===========

Overview

  The Company is an electronic commerce enabler, which provides powerful, inexpensive browser based electronic commerce solutions to merchants seeking to engage in commerce on the Internet. The Company also operates a popular Internet shopping site, located at www.imall.com, as well as an innovative shopping portal and proprietary product-level search engine, located at www.stuff.com.

  Prior to August 28, 1998, the Company derived the majority of its revenues from Web site sales and maintenance fees, Internet training, education and consulting services which were operated by the Company's seminar and training division. Effective August 28, 1998, the Company discontinued the operations of its seminar and training division. Management believes the low margin, highly competitive, and non-recurring nature of the revenue stream from the seminar and training division made it incompatible with the Company's E-Commerce focus. The division historically has accounted for approximately 95% of the revenues of the Company, including approximately $7.3 million of revenue for the year ended December 31, 1998. The seminar and training division has not been profitable. Except as indicated, the discussion set forth below in "--Results of Operations " does not include the financial results from the seminar and training division.

  As a result of the discontinuance of the seminar and training division, the Company is now deriving substantially all of its revenue from Web site sales and maintenance fees, Internet advertising sales and recurring monthly fees for EC services. The Company's strategy is to increase its revenue from providing EC services to businesses (through Web sites which include the tools necessary to consummate transactions online), selling Internet advertising and selling products over the Internet.

  During 1998, the Company focused much of its resources on the expansion of its EC services business. The Company began marketing its new product, Bolt-on e-commerce(TM), which allows any existing Web site to be upgraded seamlessly to a fully commerce-enabled Web site without having to rebuild the site from scratch. Using the Company's proprietary Web design tools, these EC services can also be incorporated into any newly constructed Web site. When using the Company's EC services, the merchant's product data and purchase transactions are hosted on the Company's servers, freeing the merchant from needing to purchase or install any hardware or software.

  In the fourth quarter of 1998, the Company launched its shopping portal, located at www.stuff.com. This portal is a product-level search engine designed specifically for online shopping. Visitors to stuff.com can search a proprietary index of over a million products offered among numerous merchant sites across the Internet. The search experience is efficient and specific to products for sale, in that it does not clutter the search results with generic keywords or extraneous non-retail Web sites. Further, when the user clicks on a chosen product in the listing of search results, the user is linked directly to the relevant product page within the merchant Web site, rather than having to restart a search from the top page of a merchant's Web site. The Company plans to devote marketing and advertising resources to the expansion of its Stuff.com shopping portal during 1999. The Company anticipates that Stuff.com will provide the Company revenues through advertising sold on the site, royalties earned from referral fee contracts and through sales of upgrades to the Company's EC services.

  Also in the fourth quarter, the Company entered into a strategic marketing agreement with First Data Merchant Services, a subsidiary of First Data Corporation. In connection with this agreement, First Data Merchant Services purchased two million shares of the Company common stock for a total purchase price of $14 million. Details of this transaction are provided in Item 1 of this report.

Results of Operations

 Comparison of Years Ended December 31, 1998 and 1997

  The following discussion and analysis of the Company's financial condition for the years ended December 31, 1998 and 1997 reflects the discontinuance of operations of the Seminar Division and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

  Revenues. Revenues for the year ended December 31, 1998 were $1,596,000 compared to $974,000 for the year ended December 31, 1997, an increase of $622,000 or 64%. The increase was due primarily to greater technology and marketing spending as part of the Company's continued expansion of its EC services focus during 1998. Management's goal is for its advertising revenues to increase with the continued expansion of its product level search engine, which, if successful, will create a substantial amount of new page views available for advertising. Beginning in 1998 the Company received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. The Company is responsible for billing and collecting on these ads and assumes the risk of non-payment from advertisers. Web site sales and related maintenance fees derived from the Company's internal sales force increased as part of a planned effort to better diversify the product selection on the www.imall.com shopping site. During 1998, the Company continued the process of shifting resources to develop its new businesses in electronic commerce.

  Cost of Revenues. The cost of revenues for the year ended December 31, 1998 was $605,000 compared to $188,000 for the year ended December 31, 1997, an increase of $417,000 or 222%. The profit margin decreased to 62% in the year ended December 31, 1998 from 81% in the year ended December 31, 1997. Beginning in 1998 the Company received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. This fee is included in cost of revenues driving the profit margin down from the relatively high margin realized on EC services. Cost of revenues also includes labor and related costs to build Web sites as well as the cost of any products sold on-line directly by the Company.

  Selling Expenses. Selling expenses increased by $3,578,000 for the year ended December 31, 1998. The increase is primarily due to the implementation of an on-line advertising campaign that began at the end of 1997. Substantially all of the selling expenses incurred in 1997 were in support of the seminar and training division. These expenses are now reflected in the loss from discontinued operations. The Company spent $1,900,000 on its online advertising campaign and $500,000 in traditional media through radio ads and the sponsorship of the New York marathon during 1998 in support of its branding efforts, and to further promote its new focus on EC services. The Company took a one-time charge of $800,000 as an allowance against advanced commissions paid to Animalhouse.com. The Company is still actively marketing the animalhouse.com venture, however the site's initial sales have been substantially below the Company's expectations. The Company expects to increase its selling expenses in 1999 through both on-line advertising and traditional advertising to promote its new product level search engine and new line of EC services.

  Product Development. Product development expenses for the year ended December 31, 1998 were $3,322,000 compared to $669,000 for the year ended December 31, 1997, an increase of $2,653,000 or 397%. This increase is due to the change in the Company's focus in mid 1997 from Internet training and Web site sales toward electronic commerce. In January, 1998 the Company created its Electronic Commerce Services Group (ECSG) in a separate office in Provo, Utah. This office represents the technology arm of the Company and is focused on the development of the Company's e-commerce software, creating the technology behind the new product level search engine, rebuilding the overall technical infrastructure and the programming of all Web sites that make up the iMALL and the Company's various partner malls. The product development expenses consist primarily of payroll and related costs for programmers and software developers in the ECSG office. The redesign of the technological infrastructure underlying the Company's e-commerce software was required to provide the flexibility, scalability and reliability found in the version released in the first quarter of 1999. The Company also expensed $596,000 of third party software development costs that were incurred prior to achieving the technological feasibility of the products being developed. During the year ended December 31, 1997, the Company's product development efforts were focused mainly on the development of the imall.com shopping site and related infrastructure.

  General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 were $5,814,000 compared to $2,677,000 for the year ended December 31, 1997, an increase of $3,137,000 or 117%. This increase was largely due to an increase of $850,000 in payroll expense resulting from the hiring of a new management team in order to evolve the Company toward its current focus on EC services. The Company also incurred approximately $930,000 in professional fees during the year ended December 31, 1998. These fees include the hiring of a new public relations firm, an investor relations firm, legal and accounting fees. A large portion of these related expenses in the year ended December 31, 1997 were in support of the seminar and training division, which is now included in the loss from discontinued operations. Depreciation also increased by over $300,000 as the company grew its fixed asset base significantly in building up its technological infrastructure. The Company anticipates a continued growth in its general and administrative expense in 1999 but the Company's current goal is to slow the rate of growth from that of 1998.

  Other income (expense), net. Net other income increased by $82,000 for the year ended December 31, 1998. This was primarily due to an out of court settlement for a copyright infringement claim for $75,000 during 1998.

  Interest income (expense), net. Net interest income for the year ended December 31, 1998 was $575,000 compared to net expense of $23,000 for the year ended December 31, 1997. This increase was due to the investment of available funds in short-term debt securities during 1998 as well as the pay down of all outstanding debt in the first quarter of 1998.

  Loss from discontinued operations. The loss from discontinued operations for the year ended December 31, 1998 was $2,063,000 compared to $2,117,000 in the year ended December 31, 1997. The seminar division comprised of the majority of the discontinued operations, all of which were discontinued in August 1998. Management believed that the Seminar Division's low margin, highly competitive, and non-recurring revenue stream was incompatible with the Company's strategy of generating recurring revenue from EC services.

Liquidity and Capital Resources

  In October 1998, the Company entered into a strategic marketing agreement with First Data. In connection with this agreement, First Data purchased two million shares of the Company's common stock for a total purchase price of $14,000,000. $10,780,000 of this amount was funded on November 2, 1998. The remaining amount was funded in early 1999, after obtaining stockholder approval. Details of this transaction are provided in Item 1 of this report.

  In the fall of 1997, the Company raised $20,000,000 in connection with a private placement of units consisting of Series A 9% Convertible Preferred Stock ("Preferred Stock") and warrants to purchase Common Stock. On March 18, 1999, each share of outstanding Preferred Stock was automatically converted into 1.250 shares of Common Stock. Immediately prior to the conversion, the Company had 1,755,432 shares of Preferred Stock outstanding.

  As of December 31, 1998, the Company had current assets of $12,015,000, with a cash and cash equivalents balance of $11,181,000 and current liabilities of $3,788,000.

  The Company is currently generating cash receipts (exclusive of financing activities) of over $200,000 per month and incurring cash expenditures of approximately $1,300,000 per month, of which fixed costs account for approximately $800,000. See "Risk Factors--Possible Need for Additional Financing." The Company anticipates capital expenditures will total approximately $3,000,000 in 1999. In January 1999, the Company paid a cash dividend of $900,000 on its Preferred Stock. In connection with the automatic conversion of all of its outstanding Preferred Stock in the first quarter of 1999, the Company paid a final dividend of approximately $300,000 in March 1999. The Company may also spend funds to invest in various forms of advertising to increase awareness of the Company and its services. The Company believes that it will be able to fund its continuing operations with existing cash, cash expected to be generated by continuing operations and other sources for at least the next twelve months. The Company had cash and cash equivalents of approximately $11,200,000 as of March 23, 1999.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in general purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company did not have any operations or transactions during 1998 or 1997 that would give rise to elements of comprehensive income.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines the way publicly held companies report information about segments. The Statement is effective for fiscal years beginning after December 15, 1997. Currently, management makes decisions and assesses performance of the Company based on consolidated operations and results.

  In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement which is effective for financial periods ending after December 15, 1998, requires full disclosure of all pensions plans and other postretirement benefit plans. The Company does not currently have any pensions or other postretirement benefit plans.

  In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for financial periods beginning after June 15, 1999, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not historically or does not currently hold any derivative instruments or participate in any hedging activities.

Year 2000

  Many currently installed computer systems, hardware and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates, and as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with "Year 2000" requirements.

 Internal Systems

  The Company's business is dependent on its operating systems and the programs that run on them to deliver services to its customers and to manage its business. These programs include hardware and software supplied by third parties, as well as software the Company has developed.

  The Company believes that its operating systems and the programs that run on them are Year 2000 compliant because the Company purchased such operating systems and programs during 1998 from suppliers that represented them to be Year 2000 compliant.

  Nonetheless, the Company has appointed a Y2K Compliance Team, which has designed and begun implementing a five-phase plan to mitigate possible Year 2000 effects on the Company's business and systems.

  Awareness Phase: Consists of increasing Company awareness of Year 2000 issues through education of all appropriate levels of management by the Y2K Compliance Team.

  Inventory Phase: Involves identifying all components of the Company's systems that may be impacted by Year 2000 issues, including hardware, software, suppliers and proprietary systems.

  Assessment Phase: Includes testing essential internal hardware and software systems as well as non-information technology systems; verifying compliance by third party vendors, merchants and business partners; assessing the impact of compliance (or non-compliance) by third party vendors, merchants and business partners; and developing a plan to repair all systems in need of correction.

  Remediation Phase: Consists of implementing the plan to repair, replace or retire those systems identified as needing correction in the Assessment Phase, and testing all repaired and replaced systems installed for Year 2000 compliance.

  Contingency Planning Phase: Involves developing the Company's response to failure of mission critical systems and other major risks related to Year 2000 compliance.

  At the present time, the Company has completed the Awareness Phase and the Inventory Phase. The Company recently initiated the Assessment Phase, and expects to substantially complete it, along with the Remediation Phase, by the end of second quarter 1999. The Company plans to complete the Contingency Planning Phase by mid-third quarter 1999.

  There can be no assurance, however, that the Company will succeed in addressing all Year 2000 issues. If the Company fails to complete its five-phase plan, or if the Company fails to detect any Year 2000 problems during a particular phase of testing, the Company could be subject to a material interruption of its business or other consequences, which could have a material adverse effect on the Company's results of operations and financial condition. While the Company does not presently expect such a material interruption to occur, the Company believes its worst case scenario would involve an unanticipated defect in one or more of its critical hardware or software systems or those of a critical outsourcing or business partner, resulting in the inability of the Company to maintain and operate its Web sites or process transactions generated by its Web sites, thereby interrupting the Company's business and exposing the Company to contract and other claims against it by its customers, merchants and business partners.

  Furthermore, Year 2000 issues may affect the purchasing patterns of merchants and advertisers as such merchants and advertisers expend development and financial resources to remediate their current systems.

  The Company has entered into several business agreements, such as the Investment Agreement with First Data, in which the Company warrants that it is Year 2000 compliant. Any failure by the Company to achieve Year 2000 readiness would thus result in a breach of such agreements and expose the company to potential liabilities which could have a material adverse effect on the Company's results of operations and financial condition.

 Systems of Vendors, Merchants and Business Partners

  The Company could be affected by failure of its vendors, merchants and business partners to have systems that are Year 2000 compliant. For example, if the Company's credit card processors are not Year 2000 compliant, the Company will not be able to process credit card sales. The Company is not presently aware of any existing third party Year 2000 issues that would materially affect the Company. Regardless, as part of Company's Assessment Phase, the Company will make inquiries to verify compliance by third party vendors. If current or future vendors, merchants or business partners fail to achieve Year 2000 compliance, it could result in a material adverse effect on the Company's results of operations and financial condition.

 Non-Information Technology Systems

  The Company could be affected by failure of non-information technology systems and devices used by the Company in its business, such as building systems. The Company plans to test such systems for Year 2000 compliance during its Assessment Phase. However, failure of such systems could have a material adverse effect on the Company's results of operations and financial condition.

 Infrastructure

  As with similarly situated Internet and other companies, the Company relies upon various governmental agencies, utility companies and telecommunication service companies, including Internet and other service providers, that are outside of the Company's control. Failure of such parties to have systems that are Year 2000 compliant may result in an interruption in, or a failure of, certain normal business activities or operations, which could have a material adverse effect on the Company's results of operations and financial condition.

 Costs to Address the Company's Year 2000 Issues

  To date, the Company has not incurred any material costs associated with Year 2000 compliance. Moreover, based on the Company's assumptions that its own systems are Year 2000 compliant, the Company does not expect to incur any material costs in the future associated with Year 2000 compliance, with the exception of internal staff costs and expenditures. Should the Company's assumptions prove inaccurate, the Company could be required to incur material costs of unknown magnitude.

  In addition to its efforts to confirm its Year 2000 compliance, the Company also endeavors to mitigate the risks associated with other system failures. To that end, the Company currently has in place dual Internet connectivity, redundant air conditioning systems, redundant hardware and an on-site emergency generator. Furthermore, the Company has plans to begin implementation of redundant installation and facilities during 1999. There can be no assurance, however, that the Company will not experience system outages that, if sufficiently severe, could have a material adverse effect on the Company's results of operations and financial condition.

  The above discussion regarding costs and risks is based on the Company's best current estimates given information that is currently available to it, and is subject to change.

ITEM 7. FINANCIAL STATEMENTS

                   Index To Consolidated Financial Statements

                                                                          Page
                                                                          ----
Independent Public Accountants' Report...................................  40

Consolidated Balance Sheet as of December 31, 1998.......................  41

Consolidated Statements of Operations for the years ended December 31,
 1998 and 1997...........................................................  42

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998 and 1997..............................................  43

Consolidated Statements of Cash Flows for the years ended December 31,
 1998 and 1997...........................................................  44

Notes to Consolidated Financial Statements...............................  46

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The following table sets forth the names, ages and positions with the Company as of the date of this Annual Report of all of the executive officers and directors of the Company. Also set forth below is information as to the principal occupation and background for each person named in the table.

   Richard M. Rosenblatt.....  29 Chairman and Chief Executive Officer
   Anthony P. Mazzarella.....  41 Executive Vice President, Secretary/Treasurer,
                                   Chief Financial Officer and Director
   Joseph H. Ruszkiewicz.....  39 Executive Vice President and Chief Operating
                                   Officer
   Phillip J. Windley........  40 Chief Technology Officer
   Stephen W. Fulling........  35 Vice President, Information--Technology Services
   Daniel S. Odette..........  36 Senior Vice President, Marketing
   Marshall S. Geller........  60 Director
   Harold S. Blue............  37 Director
   Leonard M. Schiller.......  57 Director
   Howard A. Goldberg........  53 Director
   Richard H. Rogel..........  50 Director
   John F. Duncan............  37 Director

  Richard M. Rosenblatt. Mr. Rosenblatt is Chairman of the Board of Directors and Chief Executive Officer of the Company and has been a director since January 1998. In 1991, Mr. Rosenblatt formed R&R--Advertising, Inc. which specialized in advertising and marketing for small to mid-size businesses, and co-founded Madison, York & Associates in 1994. Mr. Rosenblatt has been an officer of the Company since January 1996, became Chief Executive Officer in July 1997 and was elected Chairman in January 1998. Mr. Rosenblatt earned his BA degree in political science from UCLA, where he graduated Magna Cum Laude and Phi Beta Kappa. He received his JD from the University of Southern California with honors.

  Anthony P. Mazzarella. Mr. Mazzarella is an Executive Vice President and Chief Financial Officer and has been a director of the Company since January 1998. Mr. Mazzarella was formerly Managing Director of Geller & Friend Capital Partners, Inc., a merchant banking firm. From 1991 to 1995, he was Executive Vice President of Drake Capital Securities, Inc., a California-based investment banking firm. From 1987 to 1991, Mazzarella served as vice president of The Davis Companies, Marvin Davis' private holding company, and was responsible for corporate finance and acquisition activities. Mr. Mazzarella has also held management positions at Twentieth Century Fox Film Corporation, United Airlines and Deloitte & Touche, and worked as a flight-controls engineer with The Boeing Company. Mr. Mazzarella holds a BA in Physics from Pomona College and an MBA from the Harvard Business School.

  Joseph H. Ruszkiewicz. Mr. Ruszkiewicz is an Executive Vice President and Chief Operating Officer of the Company. Prior to joining the Company in February 1999, Mr. Ruszkiewicz worked for AT&T Corporation, where he served as Product Management Vice President for AT&T WorldNet Service. Mr. Ruszkiewicz previously served as Area Vice President of International Marketing and Products Management Director at NCR Corporation. Mr. Ruszkiewicz has more than seventeen years of experience in the information and communications industries. Mr. Ruszkiewicz received his BS degree in business administration at Bucknell University, where he graduated cum laude. He also earned an MBA from the University of Delaware.

  Phillip J. Windley, Ph.D. Dr. Windley is Chief Technology Officer of the Company. He has been a consultant to the Company and its predecessor since 1994. Dr. Windley received his Ph.D. in computer science from the University of California (Davis) in 1990 and is presently a professor of computer science at Brigham Young University. Prior to earning his Ph.D., Dr. Windley was a member of the technical staff at the Department of Energy's Division of Naval Reactors. Dr. Windley has held his present position with the Company since January 1998.

  Stephen W. Fulling. Mr. Fulling is Vice President of Information--Technology Services of the Company. Mr. Fulling served as Senior Network Research Assistant for the College of Engineering at Oregon State University and Network Operations Manager for the NERO project for Oregon Joint Graduate Schools of Engineering, where he designed, built, and deployed state-of-the-art wide area networking systems. Mr. Fulling has a broad background in Internet technologies and more than 15 years experience in the telecommunications industry. He received his Bachelor of Science in Computer Science from the University of California (Davis). Mr. Fulling has held his present position at the Company since October 1996.

  Daniel S. Odette. Mr. Odette is Senior Vice President of Marketing of the Company. Mr. Odette held various management positions with AT&T between 1993 and August 1998, where he most recently served as the Premium Services Director for AT&T WorldNet Service. He received a BA in Marketing and Economics from Michigan State University. Mr. Odette has held his present position with the Company since August 1998.

  Marshall S. Geller. Mr. Geller has been a director of the Company since January 1998 and is the Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Geller is currently the Chairman, Chief Executive Officer and Founding Partner of Geller & Friend Capital Partners, Inc., a merchant banking firm. From 1991 to 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg & Geller, Inc., a merchant banking and investment company. Mr. Geller formerly served as Interim Co-Chairman of Hexcel Corporation and is currently on its board of directors. Mr. Geller was formerly Interim President and Chief Operating Officer of Players International, Inc., and now serves on its board and is Chairman of its Investment Committee. Mr. Geller also serves as Vice Chairman of the board of Value Vision International, Inc., and serves as Chairman of its Investment Committee. He also serves on the boards of Ballantyne of Omaha, Inc., Datalink Corporation, Strouds, Inc. and Cabletel Communications Corporation.

  Harold S. Blue. Harold S. Blue has been a director of the Company since January 1998 and is a member of the Compensation Committee. Mr. Blue is currently the Chief Executive Officer and Chairman of the Board of ProxyMed, Inc., a publicly traded medical information technology company engaged in providing on-line services to physicians and other healthcare providers, since February 1993, and has served as a director of such company since August 1991. From 1992 to 1996, Mr. Blue was also President and Chief Executive Officer of Health Services Inc., a physician practice management company that was sold to InPhyNet Medical Management, Inc. He currently also serves as a director of Windsor Capital Corp., a specialty regional mall based retailer, and AccuMedInternational, Inc., a publicly traded company which manufactures and markets diagnostic screening products for clinical laboratories.

  Leonard M. Schiller. Mr. Schiller has been a director of the Company since January 1998 and is Chairman of the Compensation Committee. Mr. Schiller has been a practicing attorney for over 25 years and is a partner in the law firm of Schiller, Klein & McElroy, P.C. in Illinois. Mr. Schiller is the President of The Dearborn Group, a residential property management and real estate company and is involved in the ownership of residential properties throughout the Midwest. He is currently a director of AccuMed International, Inc., a publicly traded company that manufactures and markets diagnostic screening products for clinical laboratories, and Milestone Scientific, Inc., a dentistry products company.

  Howard A. Goldberg. Mr. Goldberg has been a director of the Company since January 1998 and is a member of the Audit Committee. Mr. Goldberg currently serves as Chief Executive Officer and a director of Players International, Inc. Prior to 1993, he was the managing shareholder practicing law in the firm of Horn, Goldberg, Gorny, Plackter & Weiss, a professional corporation, which is general counsel to Players. Mr. Goldberg is a graduate of Franklin & Marshall College and received his law degree from New York University. He is a member of the New Jersey State and American Bar Associations.

  Richard H. Rogel. Mr. Rogel has been a director of iMALL since January 1998 and is a member of the Audit Committee. Mr. Rogel is an independent investor and a director of CoolSavings.com, an on-line commerce company providing specialized Internet merchandising. Mr. Rogel was Chief Executive Officer of the Preferred Provider Organization of Michigan, a firm that he founded in 1982 and sold in 1997. Previously, Mr. Rogel was President and Chief Executive Officer of Suburban Medical Center, President of Strick Stylehomes, and Treasurer of Seligman and Associates. He has also worked with Burnham and Company, investment bankers, and Arthur Young and Company.

  John F. Duncan. Mr. Duncan has been a director of the Company since December 1998 and is Executive Vice President of Business Development of First Data. Mr. Duncan joined First Data in 1994. From 1993 to 1994, Mr. Duncan held a senior position with MasterCard International.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file report of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent stockholders are required by the SEC regulation to furnish the Company with copies of all reports they file.

  Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1998, all filing requirements applicable to its officers, directors and greater than ten-percent stockholders were complied with except that Form 3 reports were filed late by each of Daniel S. Odette, Stephen E. Rossow and Phillip J. Windley.

ITEM 10. EXECUTIVE COMPENSATION

  The following Summary Compensation Table shows the compensation paid to the Company's Chief Executive Officer (the "CEO"), each of the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers as of December 31, 1998, and the Company's former President. The following individuals are referred to as the "Named Executive Officers."

                          Summary Compensation Table

                                                      Long-Term
                                                     Compensation
                                Annual Compensation    (Awards)
                                -------------------- ------------
                                                      Securities   All Other
    Name and Principal                                Underlying  Compensation
         Position          Year Salary ($) Bonus ($)   Options       ($)(1)
    ------------------     ---- ---------- --------- ------------ ------------
Richard M. Rosenblatt..... 1998  186,250    39,000     520,000       9,500
 Chief Executive Officer   1997  119,792       --          --          --
                           1996  118,712       --          --          --

Mark R. Comer............. 1998  111,875       --          --        7,250
 President(2)              1997  119,217       --          --          --
                           1996  117,975       --          --          --
Anthony P. Mazzarella .... 1998  165,692    36,000      10,000       8,500
 Chief Financial Officer   1997      --        --      375,000         --

Phillip J. Windley........ 1998  145,837    28,000     100,000       9,000
 Chief Technology Officer  1997      --        --       87,500         --

Steven E. Rossow.......... 1998  111,818    50,000      10,000       8,050
 Senior Vice President of
  Business Development(3)  1997      --        --      125,000         --

Stephen W. Fulling........ 1998  101,667    18,000      30,000       6,900
 Vice President of         1997   72,084       --       85,000         --
  Information--
 Technology Services       1996   13,992       --          --          --

--------
(1) Consists of automobile allowance.

(2) Mark R. Comer, former President and director of the Company, has not been an officer of the Company since August 1998 or a director of the Company since November 10, 1998.

(3) Steven E. Rossow, former Senior Vice President of Business Development of the Company, has not been an officer of the Company since March 1, 1999.

  The following table provides information on options to purchase Common Stock granted in fiscal 1998 to the Named Executive Officers under the iMALL, Inc. 1997 Stock Option Plan, as amended. All options were granted at an exercise price equal to or greater than the Common Stock fair market value on the date of grant.

                       Option Grants During Fiscal 1998

                                  Number of    Percentage
                                  Securities    of Total
                                  Underlying    Options   Exercise or
                                   Options     Granted to Base Price  Expiration
                                   Granted     Employees  (per Share)    Date
                                  ----------   ---------- ----------- ----------
Richard M. Rosenblatt(1).........  375,000(2)     17.3%     $ 5.20      2-2-05
                                   145,000(3)      6.7       10.00     12-7-03
Mark R. Comer....................      --          --          --          --
Anthony P. Mazzarella............   10,000(3)      0.5       10.00     12-7-03
Phillip J. Windley...............  100,000(4)      7.8       10.00     12-6-03
Steven E. Rossow.................   10,000(3)      0.8       10.00     12-6-03
Stephen W. Fulling...............   30,000(3)      2.3        8.50     11-5-03

--------
(1) Mr. Rosenblatt received grants of 375,000 options in January 1998 and 145,000 options in December 1998.
(2) Vests in equal thirds on January 5, 1998, February 2, 1999, and February 2, 2000.
(3) Vests in equal thirds on February 1, 1999, February 1, 2000, and February 1, 2001.
(4) Vests in equal thirds on February 1, 2000, February 1, 2001, and February 1, 2002.

  The following table sets forth certain information as to the Named Executive Officers with respect to option exercises during fiscal 1998 and the status of their options on December 31, 1998.

  Aggregate Option Exercises During Fiscal 1998 and Option Values on December
                                   31, 1998

                                             Number of Securities
                                                  Underlying           Value of Unexercised
                          Shares            Unexercised Options at    In-the-Money Options at
                         Acquired              December 31, 1998       December 31, 1998(1)
                            on     Value   ------------------------- -------------------------
Name                     Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     -------- -------- ----------- ------------- ----------- -------------
Richard M. Rosenblatt...     0        0      125,000      395,000     1,420,000    3,791,200
Anthony P. Mazzarella...     0        0      125,000      260,000     1,570,000    3,205,600
Phillip J. Windley......     0        0       50,000      137,500       568,000    1,082,000
Steven E. Rossow........     0        0       62,500       62,500       710,000      775,600
Stephen W. Fulling......     0        0       43,334       71,666       492,274      715,126
Mark Comer..............     0        0            0            0           --           --

--------
(1) Based on the average of the high and low Common Stock price ($16.56) reported on the Nasdaq SmallCap Market on December 31, 1998, minus the exercise price of the option, multiplied by the number of shares to which the option relates.

Employment Agreements

  RICHARD M. ROSENBLATT. Pursuant to an Employment Agreement entered into as of January 5, 1998, the Company employed Richard Rosenblatt as its Chief Executive Officer. The term of such employment commenced on February 2, 1998 and terminates five years thereafter. Mr. Rosenblatt is paid a salary of $195,000 per annum, which may be increased in such amounts as the Compensation Committee determines in good faith. In addition, Mr. Rosenblatt is entitled to an annual bonus in an amount at least equal to 20% of the salary paid to Mr. Rosenblatt during the immediately preceding year. Pursuant to the Employment Agreement, the Company granted Mr. Rosenblatt options to purchase 375,000 shares of Common Stock at the exercise price of $5.20 per share. Such options vest as follows: (i) 125,000 options vested immediately upon the date of the Employment Agreement and (ii) the remaining 250,000 options vest at the rate of 125,000 options on each of the first and second anniversary dates of Mr. Rosenblatt's employment with the Company. All unexercised options expire five years after the date on which such options have vested. All of Mr. Rosenblatt's options shall vest immediately upon (i) the sale by the Company of all or substantially all of its assets, (ii) the sale of fifty percent or more of its outstanding shares, or (iii) the merger of the Company into another company whereby the Company is not the surviving entity.

  ANTHONY P. MAZZARELLA. Pursuant to an Employment Agreement entered into as of December 30, 1997, the Company employed Anthony Mazzarella as its Executive Vice President and Chief Financial Officer. The term of such employment commenced on January 15, 1998 and terminates five years thereafter. Mr. Mazzarella is paid a salary of $180,000 per annum through the calendar year ending December 31, 1998. Thereafter, Mr. Mazzarella is entitled to annual salary increases as determined by the Board of Directors but in no event less than 16%. Prior to the end of each year, the Board of Directors is to review the compensation of Mr. Mazzarella and pay to him a cash bonus not less than 20% of his salary for that year. Pursuant to the Employment Agreement, the Company granted Mr. Mazzarella options to purchase an aggregate of 375,000 shares of Common Stock at an exercise price of $4.00 per share. Such options vest as follows: (i) 125,000 options vested immediately and (ii) 125,000 options vest on January 15, 1999, and 125,000 options vest on January 15, 2000. The options expire 10 years after the date of grant. Upon certain change of control events, Mr. Mazzarella will be entitled to receive severance pay in an amount equal to the compensation due to him under the Employment Agreement for the balance of the term less any salary which Mr. Mazzarella may receive from another employer during the balance of the term. In other circumstances, Mr. Mazzarella may be entitled to severance pay in an amount equal to (i) the compensation due to Mr. Mazzarella under the Employment Agreement for the balance of the term, or (ii) two times Mr. Mazzarella's then applicable annual compensation as set forth in the Employment Agreement, whichever is greater.

  JOSEPH RUSZKIEWICZ. Pursuant to an Employment Agreement entered into as of January 6, 1999, the Company employed Joseph Ruszkiewicz as its Executive Vice President and Chief Operating Officer. The term of such employment commenced on February 10, 1999 and terminates three years thereafter. Mr. Ruszkiewicz is paid a salary of $210,000 per annum. Mr. Ruszkiewicz is entitled to an annual bonus or bonuses that will equal not less than $40,000 each year. Pursuant to the Employment Agreement, the Company granted Mr. Ruszkiewicz options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $16.00 per share. Such options vest as follows: (i) 125,000 options vested upon commencement of the employment term, and (ii) 125,000 options vest on each anniversary of Mr. Ruszkiewicz's employment with the Company. The options expire five years after the date of grant. All of Mr. Ruszkiewicz's options shall vest immediately upon (i) the sale by the Company of all or substantially all of its assets, (ii) the sale of fifty percent or more of its outstanding shares, or (iii) the merger of the Company into another company whereby the Company is not the surviving entity.

  PHILLIP J. WINDLEY, PHD. Pursuant to an Employment Agreement entered into as of December 9, 1997, the Company employed Phillip Windley as its Chief Technology Officer. The term of such employment commenced on January 1, 1998 and terminates two years thereafter. Dr. Windley is paid a salary of $145,000 per annum. The Company may grant to Dr. Windley an annual bonus or bonuses up to a maximum aggregate annual amount of $35,000, at the sole and exclusive discretion of the Chief Executive Officer and the Compensation Committee and at such times and in such manner as the Chief Executive Officer and the Compensation Committee may determine. Pursuant to the Employment Agreement, the Company granted Dr. Windley options to purchase 87,500 shares of Common Stock at the exercise price of $5.20 per share. Such options vest as follows:
(i) at the rate of 12,500 options per full quarter for the first year during which Dr. Windley remains employed by the Company, commencing as of January 1, 1998, and (ii) at the rate of 9,375 options per full quarter for the second year during which Dr. Windley remains employed by the Company, commencing one year after January 1, 1998. All unexercised options expire five years after the date on which such options have vested. All of Mr. Windley's options shall vest immediately upon (i) the sale by the Company of all or substantially all of its assets, (ii) the sale of fifty percent or more of its outstanding shares, or (iii) the merger of the Company into another company whereby the Company is not the surviving entity.

  STEPHEN W. FULLING. Pursuant to an Employment Agreement entered into as of December 9, 1997, the Company employed Stephen W. Fulling as its Vice President of Technology. The term of such employment commenced on January 1, 1998 and terminates three years thereafter. Mr. Fulling is paid a salary of $85,000 per annum, which may be increased in such amounts as the Chief Executive Officer and the Compensation Committee determine at their sole discretion, except that at a minimum the Company shall increase the salary for the second and third years of Mr. Fulling's employment by an amount equal to 7% of the total amount of salary due to Mr. Fulling during the immediately-preceding year. The Company may grant to Mr. Fulling an annual bonus or bonuses up to a maximum aggregate annual amount of $25,000, at the sole and exclusive discretion of the Chief Executive Officer and Compensation Committee and at such times and in such manner as the Chief Executive Officer and the Compensation Committee may determine. Pursuant to the Employment Agreement, the Company granted Mr. Fulling options to purchase 85,000 shares of Common Stock at the exercise price of $5.20 per share. Such options vest as follows:
(i) at the rate of 10,833 options per full quarter for the first year during which Mr. Fulling remains employed by the Company, commencing as of January 1, 1998, (ii) at the rate of 5,208 options per full quarter for the second year and per the first three full quarters of the third year during which Mr. Fulling remains employed by the Company, commencing one year after January 1, 1998, and (iii) at the rate of 5,208 options per the fourth full quarter of the third year during which Mr. Fulling remains employed by the Company. All unexercised options expire five years after the date on which such options have vested. All of Mr. Fulling's options shall vest immediately upon (i) the sale by the Company of all or substantially all of its assets, (ii) the sale of fifty percent or more of its outstanding shares, or (iii) the merger of the Company into another company whereby the Company is not the surviving entity.

Director Compensation

  During 1998, the non-employee directors of the Company were paid cash compensation of $2,000 per quarter plus $500 per meeting attended (either in person or telephonically). In addition each non-employee director received options to purchase 25,000 shares of Common Stock, exercisable at $7.50 (the fair market value on January 26, 1998). These options vest at the rate of 12,500 per year for each of 1998 and 1999, and expire on January 24, 2003.

  During 1998, each of the three members of the Audit Committee of the Board of Directors received $250 per meeting attended (either in person or telephonically). In addition, the Chairman of the Audit Committee received cash compensation of $2,500 annually.

  Each of the three members of the Compensation Committee of the Board of Directors received $250 per meeting attended (either in person or telephonically). In addition, the Chairman of the Compensation Committee received cash compensation of $2,500 annually.

  Effective December 31,1998, non-employee directors will not be paid any cash compensation other than reimbursement of actual out-of-pocket expenses. As compensation for services to be performed in 1999, non-employee directors were each granted on December 7, 1998 15,000 options exercisable at $10.00 (the fair market value on the grant date). These options vest in equal halves on June 30, 1999 and December 31, 1999, and expire on December 6, 2003.

  Employee directors do not receive any additional compensation for serving as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of Common Stock as of March 23, 1999 by each director, each executive officer and all directors and executive officers as a group. Except as indicated, each person listed below has sole authority to vote and dispose of the shares shown.

Directors and Officers

                                                 Shares of
                                                  Common         Percent of
                                                   Stock        Common Stock
   Name and Address of Beneficial Owner            Owned       Outstanding(1)
   ------------------------------------          ---------     --------------
   Richard M. Rosenblatt........................ 1,923,333(2)      11.00%
    233 Wilshire Boulevard, Suite 820
    Santa Monica, California 90401

   Anthony P. Mazzarella........................   433,782(3)       2.47%
    233 Wilshire Boulevard, Suite 820
    Santa Monica, California 90401

   Joseph H. Ruszkiewicz .......................   125,000(4)          *
    233 Wilshire Boulevard, Suite 820
    Santa Monica, California 90401

   Phillip J. Windley...........................   182,500(5)       1.06%
    5314 North 250 West, #110
    Provo, Utah 84604

   Stephen W. Fulling...........................    67,088(6)          *
    5314 North 250 West, #110
    Provo, Utah 84604

   Daniel S. Odette.............................    16,667(7)          *
    5314 North 250 West, #110
    Provo, Utah 84604

   Marshall S. Geller...........................   375,898(8)       2.15%
    1875 Century Park East, Suite 2200
    Los Angeles, California 90067

   Harold S. Blue...............................    44,532(9)          *
    2501 Davie Road
    Ft. Lauderdale, Florida 33317

   Leonard M. Schiller..........................    55,546(10)         *
    33 N. Dearborn, #1030
    Chicago, Illinois 60602

   Howard A. Goldberg...........................    27,994(11)         *
    1300 Atlantic Avenue, #800
    Atlantic City, New Jersey 08401

   Richard H. Rogel ............................   197,657(12)      1.15%
    56 Rosecrown
    Avon, Colorado 81620

   John F. Duncan............................... 2,000,000(13)     11.63%
    265 Broad Hallow Road
    Melville, New York 11747

   All directors and executive officers as a
    group (12 persons).......................... 5,449,997         29.38%

--------
  * Less than one percent

 (1) Calculations based upon 17,190,779 shares of Common Stock issued and outstanding on March 23, 1999.

 (2) Includes 298,333 shares issuable upon currently exercisable options. Does not include 950,419 shares issuable upon the exercise of warrants to Commonwealth Associates and its affiliates with respect to which Mr. Rosenblatt is the beneficiary of a proxy.

 (3) Includes 253,333 shares issuable upon currently exercisable options and 129,167 shares issuable upon currently exercisable warrants.

 (4) Consists of 125,000 shares issuable upon currently exercisable options.

 (5) Includes 59,375 shares issuable upon currently exercisable options and 9,375 shares issuable upon options exercisable within the next sixty days.

 (6) Consists of 61,880 shares issuable upon currently exercisable options and 5,208 shares issuable upon options exercisable within the next sixty days.

 (7) Consists of 16,667 shares issuable upon currently exercisable options.

 (8) Includes 25,000 shares issuable upon currently exercisable options and 248,333 shares issuable upon currently exercisable warrants.

 (9) Includes 25,000 shares issuable upon currently exercisable options and 3,907 shares issuable upon currently exercisable warrants.

(10) Includes 25,000 shares issuable upon currently exercisable options and 7,109 shares issuable upon currently exercisable warrants.

(11) Includes 25,000 shares issuable upon currently exercisable options.

(12) Includes 25,000 shares issuable upon currently exercisable options and 19,532 shares issuable upon currently exercisable warrants.

(13) Represents 2,000,000 shares beneficially owned by First Data. Mr. Duncan disclaims beneficial ownership of such shares.

Certain Beneficial Owners

  The following persons are known to the Company to own more than five percent of the outstanding Common Stock as of March 23, 1999, other than directors and executive officers who are listed in the table above under "--Directors and Officers." Except as indicated, each person listed below has sole authority to vote and dispose of the shares shown.

                                                   Shares of
                                                  Common Stock     Percent of
                                                  Beneficially    Common Stock
   Name and Address of Beneficial Owner              Owned       Outstanding(1)
   ------------------------------------           ------------   --------------
   Mark R. Comer.................................    829,908          4.83%
    1185 South Mike Jense Circle
    Provo, Utah 84601

   Craig R. Pickering ...........................  1,287,501(2)       7.48%
    1185 South Mike Jense Circle
    Provo, Utah 84601

   Michael S. Falk ..............................    950,419(3)       5.24%
    830 Third Avenue
    New York, New York 10022

   First Data Merchant Services Corporation......  2,000,000(4)      11.63%
    6200 South Quebec Street
    Englewood, Colorado 80111

   Cramer Rosenthal McGlynn, Inc. ...............  2,401,893(5)      13.80%
    707 Westchester Avenue
    White Plains, New York 10604

--------
(1) Calculations based upon 17,190,779 shares of Common Stock issued and outstanding on March 23, 1999.

(2) Includes 12,500 shares issuable upon currently exercisable options.

(3) Based solely on information provided to the Company by Commonwealth Associates on March 30, 1999. Consists of (i) 603,086 shares issuable upon currently exercisable warrants owned by Commonwealth Associates and indirectly owned by Commonwealth Associates Management Corp., Inc., the corporate general partner of Commonwealth Associates, (ii) 343,426 shares issuable upon currently exercisable warrants owned by Mr. Falk and
    (iii) 3,907 shares issuable upon currently exercisable warrants held by the Falk Family Foundation, a charitable trust for which Mr. Falk serves as trustee. Mr. Falk is the chairman and controlling equity owner of Commonwealth Associates Management Corp., Inc.

(4) Does not include 5,000,000 shares issuable upon exercise of a warrant at an exercise price of $17.00 per share. Such warrant has not been issued to First Data and will be earned and issued only if, before the second anniversary of the successful testing of the systems and technologies provided by the Company to logistically support the Company's Internet shopping mall to be used by First Data, First Data has implemented either 25,000 merchant web sites using the Company's e-commerce services or 50,000 total merchant web sites using any of the Company's products or services.

(5) Based solely on information provided to the Company by Cramer Rosenthal McGlynn, Inc. ("CRM, Inc.") on March 30, 1999. Consists of (i) 1,133,850 shares owned by third parties of which Cramer Rosenthal McGlynn, LLC, a registered investment advisor ("CRM LLC") holds voting and investment power, (ii) 78,125 shares issuable upon currently exercisable warrants of which CRM LLC holds voting and investment power, (iii) 1,053,199 shares owned by limited partnerships and limited liability companies of which CRM, Inc. is the general partner or managing member and holds voting and investment power and (iv) 136,719 shares issuable upon currently exercisable warrants owned by limited partnerships and limited liability companies of which CRM, Inc. is the general partner or managing member and holds voting and investment power. CRM, Inc. owns in excess of 50% of the membership interest of CRM LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with the First Data purchase of 2,000,000 shares of Common Stock of the Company, the Company and First Data entered into a Stockholders Agreement dated October 31, 1998 (the "Stockholders Agreement") with Messrs. Rosenblatt, Comer and Pickering, each of whom is a beneficial owner of more than 5% of outstanding Common Stock. Mr. Rosenblatt is also Chief Executive Officer and Chairman of the Company. The Stockholders Agreement provides that First Data will be entitled to representation on the Board of Directors proportional to its overall share of the Company's voting securities, which representation will not be less than, and will initially be set at, one representative. First Data has designated John F. Duncan to serve as its initial representative on the Board of Directors, and Mr. Duncan was elected to the Board of Directors on December 31, 1998. The Stockholders Agreement further provides that First Data will, prior to December 31, 1999, vote all of its voting stock in favor of the nominees to the Board of Directors designated by a majority of the members of the Board of Directors (excluding members who are affiliates of First Data or who were designated by First Data) and that Messrs. Rosenblatt, Comer and Pickering will vote their securities in favor of, among other things, the nominees to the Board of Directors designated by First Data. Subject to certain exceptions, each party to the Stockholders Agreement will have certain rights of first refusal on the transfer of any Common Stock or warrants, options and convertible securities of the Company then outstanding by any other party to the agreement.

  The Company and First Data also entered into the Marketing Agreement and the Escrow Agreement. Under the Marketing Agreement, the Company and First Data will jointly market Internet commerce solutions to First Data's clients and their merchant businesses. The Marketing Agreement has an initial term of ten years and, unless terminated by either party, will be renewed for additional two-year terms thereafter. The Escrow Agreement required the Company to deposit in an escrow account the Source Code.

  In March 1999 the Company entered into an agreement to sell the fixed assets related to the former Seminar Division to Mark Comer, a beneficial owner of more than 5% of the outstanding Common Stock and a former officer and director of the Company. The total purchase price was $333,000 paid by delivery by Mr. Comer to the Company of 20,091 shares of Common Stock, valued at fair market value as of March 22, 1999. The book value of these assets on the date of the sale was $308,700.

  In connection with the discontinuance of the Seminar Division, the Company paid Sierra Advertising, a private advertising firm owned in part by Messrs. Pickering and Comer, each of whom are beneficial owners of more than 5% of outstanding Common Stock and former officers and directors of the Company for certain expenses related to advertising, rent and computer graphic design. Sierra Advertising received $1,794,000 in 1997 for advertising expenses, all of which was distributed directly for advertising costs. The sole purpose for the existence of Sierra Advertising was to pass through certain costs of advertising at reduced rates. No officers of the Company received any monetary compensation from the Company through Sierra Advertising. Sierra Advertising made no profit on funds received from the Company. All funds paid to Sierra Advertising were used by Sierra Advertising for the purchase of air time for advertising.

  The Company retained Geller & Friend Capital Partners, Inc. ("Geller & Friend"), a merchant banking firm, in August 1997 to assist in arranging equity financing. Geller & Friend earned a fee of $150,000 and was granted 375,000 warrants in connection with its role in the private placement completed in December 1997. Of the $150,000 fee, Geller & Friend was paid $50,000 in 1997, and paid the remaining $100,000 during 1998. Marshall S. Geller, chairman and chief executive officer of Geller & Friend, became a director of the Company in January 1998. Also in January 1998, the Company employed Anthony P. Mazzarella, formerly managing director of Geller & Friend, as its Executive Vice President and Chief Financial Officer. Mr. Mazzarella is also a director of the Company.

  Commonwealth Associates served as placement agent for the Company's December 1997 private placement of units consisting of the Preferred Stock and warrants to purchase Common Stock and, in connection therewith, received a fee of $2,050,000, plus expenses, and certain warrants to purchase 1,500,000 shares of Common Stock. The Company also retained Commonwealth Associates as a financial advisor in December 1997 pursuant to a 12-month advisory agreement providing for a fee of $5,000 per month. In addition, in connection with the solicitation of waivers from the holders of the Preferred Stock with respect to an adjustment to the conversion price of the Preferred Stock, the Company paid Commonwealth Associates $85,000 for expenses incurred by them in connection with such solicitation.

                                    PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a) Documents filed with this Annual Report

  1. Financial Statements

  The financial statements listed in the index to financial statements at
  Item 7 are filed as part of this Annual Report.

  2. Exhibits

  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

  (b) No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

                               INDEX TO EXHIBITS

 2.1   Share Exchange Agreement between the Company and Madison, York &
       Associates, Inc.(1)

 2.2   Share Exchange Agreement between the Company and Cabot, Richards & Reed,
        Inc.(1)

 2.3   Share Exchange Agreement between the Company and R&R Advertising,
        Inc.(1)

 2.4   Share Exchange Agreement between the Company and Physicomp Corporation
        (d.b.a. e.m.a.N.a.t.e.)(1)

       Share Exchange Agreement between the Company and Interactive Marketing
 2.5   Group, Inc.(1)

 3.1   Articles of Incorporation, as amended
 3.2   Second Amended and Restated Bylaws dated as of November 9, 1998(3)
 4.1   Agency Agreement between the Company and Commonwealth Associates(2)
 4.2   Warrant Agreement among the Company, Signature Stock Transfer, Inc. and
        Commonwealth Associates(2)

 10.1  Agreement between Universal/Hyundai LLC dba Animalhouse.com and iMALL,
        Inc. dated April 1, 1998(5)
 10.2 Investment Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation(3)
 10.3 Stockholders Agreement dated as of October 30, 1998 by and among the Company, First Data Merchant Services Corporation, Richard M.
        Rosenblatt, Mark R. Comer and Craig R. Pickering(3)
 10.4 Registration Rights Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation(3)
 10.5 Form of Warrant issuable to First Data Merchant Services Corporation pursuant to the Investment Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation(3)
 10.6 Development and Marketing Agreement dated as of October 30, 1998 by and between the Company and First Data Merchant Services Corporation(3)
 10.7 Form of Source Code Escrow Agreement dated as of October 31, 1998 by and among the Company, Data Securities International, Inc. and First Data
        Merchant Services Corporation(3)
 10.8  Software License and Distribution Agreement between the Company and
        AT&T(1)
 10.9  Agreement with Positive Response T.V.(1)
 10.10 Memorandum of Understanding between the Company and Softbank(1)

 10.11 Services and License Agreement between the Company and Koinonia System
        Co. Ltd.(2)
 10.12 Employment Agreement with Richard Rosenblatt(2)
 10.13 Employment Agreement with Anthony Mazzarella(2)
 10.14 Employment Agreement with Phillip Windley(2)
 10.15 Employment Agreement with Steve Rossow(2)
 10.16 Employment Agreement with Stephen Fulling(2)
 10.17 Consulting Agreement with Craig Pickering(2)
 10.18 Employment Agreement with Joseph Ruszkiewicz
 10.19 Employment Agreement with Daniel Odette
 10.20 Lease Agreement between Searise Associates, LLC a California Limited
        Liability Company as "Landlord" and the Company, dated June 4, 1998(4)
 10.21 Lease Agreement dated November 1998 by and between University Campus
        Credit Union and the Company.
 10.22 Sublease Agreement dated February 16, 1999 by and between Novations
        Group, Inc. and the Company.
 10.23 Agreement and Plan of Merger by and among the Company, Pure Payments,
        Payment Solutions, Inc., Daniel Devlin, and Jeffrey Lipp, dated March
        8, 1999

 10.24 First Amendment to iMALL, Inc. 1997 Stock Option Plan
 21.1  Subsidiaries of Registrant(1)
 27.1  Financial Data Schedule

--------
(1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission.

(3) Incorporated by reference to the Company's Quarterly Report on 10-QSB for the Quarterly Period Ended September 30, 1998.

(4) Incorporated by reference to the Company's Quarterly Report on 10-QSB for the Quarterly Period Ended June 30, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on 10-QSB for the Quarterly Period Ended March 31, 1998.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999                      iMALL, INC.

                                                 /s/ Richard M. Rosenblatt
                                          By: _________________________________
                                                   Richard M. Rosenblatt
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                 /s/ Anthony P. Mazzarella
                                          By: _________________________________
                                                   Anthony P. Mazzarella,
                                                 Executive Vice President,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer

  In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

   /s/ Richard M. Rosenblatt         Chairman of the Board and     March 31, 1999
____________________________________  Chief Executive Officer
       Richard M. Rosenblatt

   /s/ Anthony P. Mazzarella         Executive Vice President,     March 31, 1999
____________________________________  Chief Financial Officer,
       Anthony P. Mazzarella          Secretary and Treasurer


     /s/ Marshall S. Geller          Director                      March 31, 1999
____________________________________
         Marshall S. Geller

       /s/ Harold S. Blue            Director                      March 31, 1999
____________________________________
           Harold S. Blue

    /s/ Leonard M. Schiller          Director                      March 31, 1999
____________________________________
        Leonard M. Schiller

      /s/ Richard H. Rogel           Director                      March 31, 1999
____________________________________
          Richard H. Rogel


     /s/ Howard A. Goldberg          Director                      March 31, 1999
____________________________________
         Howard A. Goldberg

       /s/ John F. Duncan            Director                      March 31, 1999
____________________________________
           John F. Duncan

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of iMALL, Inc.:

  We have audited the accompanying consolidated balance sheet of iMALL, Inc., a Nevada corporation, and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMALL, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
March 3, 1999
                          iMALL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            As of December 31, 1998

                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents...................................... $ 11,180,700
  Accounts receivable, net of allowance for doubtful accounts of
   $60,000.......................................................      264,400
  Prepaid expenses...............................................      144,000
  Other current assets...........................................      425,800
                                                                  ------------
    Total current assets.........................................   12,014,900
                                                                  ------------
PROPERTY AND EQUIPMENT:
  Computer equipment and software................................    2,260,900
  Office equipment...............................................      159,200
  Furniture and fixtures.........................................      236,000
  Leasehold improvements.........................................      202,700
                                                                  ------------
                                                                     2,858,800
  Less accumulated depreciation and amortization.................     (773,400)
                                                                  ------------
    Net property and equipment...................................    2,085,400
                                                                  ------------
OTHER ASSETS:
  Other assets...................................................      152,700
  Net long-term assets of discontinued operations................      248,800
                                                                  ------------
                                                                       401,500
                                                                  ------------
                                                                  $ 14,501,800
                                                                  ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................... $  1,002,900
  Accrued expenses...............................................      144,300
  Wages payable..................................................      418,300
  Accrued legal costs............................................      193,600
  Deferred revenues..............................................      254,500
  Dividends payable..............................................      898,900
  Net short-term liabilities of discontinued operations..........      875,000
                                                                  ------------
    Total current liabilities....................................    3,787,500
                                                                  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, liquidation value of $16,411,500; 10,000,000
   shares authorized, 4,102,879 shares issued and outstanding....   16,411,500
  Common stock, par value $.008; 37,500,000 shares authorized,
   10,635,756 shares issued and outstanding......................       85,100
  Additional paid in capital.....................................   14,317,900
  Retained deficit...............................................  (19,695,200)
  Less common stock held in treasury, at cost....................     (405,000)
                                                                  ------------
    Total stockholders' equity...................................   10,714,300
                                                                  ------------
                                                                  $ 14,501,800
                                                                  ============

The accompanying notes are an integral part of this consolidated balance sheet.

                          iMALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1998 and 1997

                                                         1998         1997
                                                     ------------  -----------
NET REVENUES........................................ $  1,596,000  $   973,600
COST OF REVENUES....................................      605,400      187,600
                                                     ------------  -----------
  Gross profit......................................      990,600      786,000
                                                     ------------  -----------
SELLING EXPENSES....................................    3,597,900       20,000
PRODUCT DEVELOPMENT.................................    3,321,800      669,100
GENERAL AND ADMINISTRATIVE EXPENSES.................    5,813,600    2,676,500
                                                     ------------  -----------
  Loss from operations..............................  (11,742,700)  (2,579,600)
                                                     ------------  -----------
OTHER INCOME (EXPENSE):
Interest income (expense), net......................      574,800      (23,100)
Other income........................................       82,100          --
                                                     ------------  -----------
  Net other income (expense)........................      656,900      (23,100)
                                                     ------------  -----------
  Loss before benefit for income taxes..............  (11,085,800)  (2,602,700)
BENEFIT FOR INCOME TAXES............................          --        16,500
                                                     ------------  -----------
LOSS FROM CONTINUING OPERATIONS.....................  (11,085,800)  (2,586,200)
LOSS FROM DISCONTINUED OPERATIONS...................   (2,062,800)  (2,116,800)
                                                     ------------  -----------
NET LOSS............................................ $(13,148,600) $(4,703,000)
                                                     ============  ===========
NET LOSS PER COMMON SHARE--BASIC AND DILUTED
  Loss from continuing operations................... $      (1.61) $      (.36)
  Loss from discontinued operations................. $      ( .26) $      (.28)
                                                     ------------  -----------
  NET LOSS.......................................... $      (1.87) $      (.64)
                                                     ============  ===========
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING..........    8,008,040    7,526,967
                                                     ============  ===========



 The accompanying notes are an integral part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 1998 and 1997

                             Common Stock         Preferred Stock      Additional                Retained
                          -------------------  ----------------------    Paid-in    Treasury     Earnings
                            Shares    Amount    Shares      Amount       Capital      Stock     (Deficit)
                          ----------  -------  ---------  -----------  -----------  ---------  ------------
BALANCE, DECEMBER 31,
 1996...................   7,410,566  $59,300        --   $       --   $   610,400  $     --   $     44,300
Common stock issued in
 private placements.....     316,923    2,500        --           --     1,027,400        --            --
Common stock issued for
 services...............      36,821      300        --           --       165,400        --            --
Preferred stock issued
 in private placement,
 net of issuance costs..         --       --   4,893,750   18,930,800   (1,803,200)       --            --
Preferred stock issued
 in private placement to
 retire debt............         --       --     106,250      425,000          --         --            --
Treasury stock
 repurchased............    (112,500)     --         --           --           --    (405,000)          --
Net loss................         --       --         --           --           --         --     (4,703,000)
                          ----------  -------  ---------  -----------  -----------  ---------  ------------
BALANCE, DECEMBER 31,
 1997...................   7,651,810   62,100  5,000,000   19,355,800          --    (405,000)   (4,658,700)
                          ----------  -------  ---------  -----------  -----------  ---------  ------------
Adjust common stock to
 par value..............         --      (800)       --           --           --         --            --
Common stock issued for
 services...............      61,556      500        --           --       195,300        --            --
Dividends...............         --       --         --           --           --         --     (1,887,900)
Common stock options
 exercised..............     156,013    1,200        --           --       874,400        --            --
Conversion of preferred
 stock into common
 stock..................   1,166,599    9,300   (897,121)  (3,588,400)   3,579,100        --            --
Common stock warrants
 exercised..............      59,778      500        --           --       190,800        --            --
Sale of common stock,
 net of issuance costs..   1,540,000   12,300        --           --    10,122,400        --            --
Adjust preferred stock
 for liquidation
 preference.............         --       --         --       644,100     (644,100)       --            --
Net loss................         --       --         --           --           --         --    (13,148,600)
                          ----------  -------  ---------  -----------  -----------  ---------  ------------
BALANCE, DECEMBER 31,
 1998...................  10,635,756  $85,100  4,102,879  $16,411,500  $14,317,900  $(405,000) $(19,695,200)
                          ==========  =======  =========  ===========  ===========  =========  ============


 The accompanying notes are an integral part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1998 and 1997

                                                         1998         1997
                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $(13,148,600) $(4,703,000)
  Adjustments to reconcile net loss to net cash used
   in Operating Activities:
    Loss from discontinued operations...............    2,062,800    2,116,800
    Depreciation and amortization...................      633,900      319,600
    Provision for doubtful accounts.................          --        33,600
    Provision for notes receivable..................      (50,000)      50,000
    Change in assets and liabilities:
      Accounts receivable...........................     (207,000)     (24,800)
      Income tax receivable.........................      166,200      110,700
      Prepaid expenses..............................     (125,900)     (19,400)
      Other current assets..........................     (256,500)
      Deferred income tax asset.....................          --       163,700
      Other assets..................................      (16,300)       1,400
      Accounts payable..............................      830,500      151,700
      Accrued expenses..............................       42,800       26,300
      Wages payable.................................      418,300          --
      Accrued legal costs...........................      193,600          --
      Deferred revenues.............................      181,200       50,800
                                                     ------------  -----------
        Net cash used in Operating Activities....... $ (9,275,000) $(1,722,600)
                                                     ------------  -----------



 The accompanying notes are an integral part of these consolidated statements.

                          iMALL, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1998 and 1997

                                                        1998          1997
                                                     -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments................ $       --   $(10,000,600)
  Proceeds from sales of investments in marketable
   securities.......................................  10,000,600           --
  Purchases of property and equipment...............  (2,229,500)      (34,200)
  Increase in intangibles...........................      (8,700)      (44,900)
  Principal payments received on notes receivable
   from related parties.............................         --         82,900
                                                     -----------  ------------
    Net cash provided by (used in) Investing
     Activities.....................................   7,762,400    (9,996,800)
                                                     -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of shares of common stock..  11,201,600     1,030,000
  Proceeds from issuance of shares of preferred
   stock............................................         --     17,552,500
  Purchase of treasury stock........................         --       (405,000)
  Principal payments on notes payable to related
   parties..........................................         --       (145,100)
  Dividends paid on preferred stock.................    (989,000)          --
  Principal payments on capitalized lease
   obligations......................................      (5,900)         (700)
  Principal payments on notes payable...............         --        (12,500)
                                                     -----------  ------------
    Net cash provided by Financing Activities.......  10,206,700    18,019,200
                                                     -----------  ------------
  Cash provided by continuing operations............   8,694,100     6,299,800
  Cash used in discontinued operations..............  (2,288,500)   (1,581,800)
                                                     -----------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........   6,405,600     4,718,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........   4,775,100        57,100
                                                     -----------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.............. $11,180,700  $  4,775,100
                                                     ===========  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest............................ $     4,700  $     23,100
  Cash paid for income taxes........................ $     5,600  $     37,500
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 TRANSACTIONS:
  Conversion of bridge loans to preferred stock..... $       --   $    425,000
  Conversion of preferred stock into common stock... $ 3,588,400  $        --


 The accompanying notes are an integral part of these consolidated statements.

                         iMALL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

(1) ORGANIZATION AND NATURE OF OPERATIONS

  iMALL, Inc. and subsidiaries (the Company) is a Nevada Corporation. The Company's mission is to maintain and expand its position as a pioneer in electronic commerce (EC) services by providing merchants the ability, through its proprietary software, to transact commerce online. The Company derives a substantial portion of its revenues from web site creation, internet advertising, and recurring fees for EC services. The Company also operates two innovative shopping portals located at www.stuff.com and www.imall.com. The Company's headquarters are located in Santa Monica, California with additional offices in Provo, Utah. The Company's operations are located primarily in the United States. In August 1998, the Company discontinued some of its operations. (See Note 9)

(2) SIGNIFICANT ACCOUNTING POLICIES

 a. Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of iMALL, Inc. and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

 b. Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests in highly qualified financial institutions. At times, such investments may be in excess of insured limits. At December 31, 1998, the Company had compensating balances of $660,700.

 c. Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of fixed assets are as follows:

       Caption                                                  Useful Life
       -------                                             ---------------------
       Computer equipment and software.................... 3 years
       Office equipment................................... 3-5 years
       Furniture and fixtures............................. 5 years
       Leasehold improvements............................. Lesser of 10 years or the life of the lease

  Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

 d. Intangibles

  In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires adoption of its provisions for fiscal years beginning after December 15, 1998. The provisions specify the requirements with respect to the capitalization of certain costs related to the development of software for internal use. In accordance with SOP 98-1 the company expensed all of its product development costs in 1998 because it was determined that these costs were all incurred prior to reaching technological feasibility of the products under development.

                         iMALL, INC. AND SUBSIDIARIES

  Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over five years. Amortization of $46,500 and $52,000 was charged to expense for the years ended December 31, 1998 and 1997, respectively.

 e. Advertising

  Advertising costs are expensed as incurred and amounted to approximately $2,780,000 and $20,000 for the years ended December 31, 1998 and 1997 respectively. Additional advertising was incurred by the Company's discontinued operations and is included in the loss from discontinued operations. (See Note 9)

 f. Concentration of Credit Risk

  For the year ended December 31, 1998 one customer accounted for 22% of net revenues generated by the Company, and 21% of accounts receivable at December 31, 1998. For the year ended December 31, 1997 no single customer accounted for ten percent or more of net revenues.

 g. Income Taxes

  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

 h. Use of Estimates

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

 i. Reclassifications

  Certain prior year balances have been reclassified to conform with the current year's presentation.

 j. Recognition of Revenues

  The Company recognizes revenue related to their various sources of revenue as follows:

  Web site creation--The Company designs and upgrades web sites for customers. The customer is provided with bids on the design and approves the design prior to the Company beginning the work. Recognition of the revenue occurs when the design work is completed.

  Advertising revenues--Advertising revenues on banner contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. The Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

  Maintenance fee revenues--The Company maintains customer's web sites for a fee. The fee may be prepaid on an annual, semi-annual, quarterly or monthly basis by the customer. The Company records cash received as deferred revenues and recognizes revenues ratably over the prepaid period.

                         iMALL, INC. AND SUBSIDIARIES

  Commissions from sales on the Company's shopping portals--Merchants on the Company's shopping portals pay the Company a percentage of revenues. The Company recognizes revenues when the sale is made by the merchant.

 k. New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company did not have any operations or transactions during 1998 or 1997 that would give rise to elements of comprehensive income.

  In June 1997, the FASB issue SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 redefines the way publicly held companies report information about segments. The statement is effective for fiscal years beginning after December 15, 1997. Currently, management makes decisions and assesses performance of the Company based on consolidated operations and results.

  In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which is effective for financial periods ending after December 15, 1998, requires full disclosure of all pensions plans and other postretirement benefit plans. The Company does not currently have any pensions or other postretirement benefit plans.

  In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for financial periods beginning after June 15, 1999, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has not historically or does not currently hold any derivative instruments or participate in any hedging activities.

(3) COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain facilities used in its operations. The approximate aggregate commitments under noncancellable operating leases in effect at December 31, 1998 were as follows:

       Year ending
       December 31,
       ------------
        1999......................................................... $  477,500
        2000.........................................................    420,700
        2001.........................................................    326,000
        2002.........................................................    293,600
        2003.........................................................    296,900
        Thereafter...................................................  1,464,800
                                                                      ----------
                                                                      $3,279,500
                                                                      ==========

  The Company incurred rent expense of approximately $321,000 and $160,000 in connection with operating leases during 1998 and 1997, respectively. Additional rent expense was incurred by the Company's discontinued operations and is included in the loss from discontinued operations. (see Note 9)
                         iMALL, INC. AND SUBSIDIARIES

 Employment Agreements

  The Company has various employment agreements with officers, some of which include bonuses, stock options, and change in control provisions.

 Legal Matters

  As previously disclosed, the FTC has conducted a nonpublic investigation of the Company's Internet-related business opportunity programs, which programs have been discontinued. In connection therewith, the Company reserved $750,000 in the third quarter of 1998. The Company has reached a settlement with the FTC for $750,000, and on March 30, 1999, the Company was notified of the formal approval by the FTC of such settlement.

(4) INCOME TAXES

  The benefit for income taxes consists of the following:

                                                                 Year Ended
                                                                December 31,
                                                               ---------------
                                                               1998    1997
                                                               ----- ---------
     Current (Benefit) Provision:
       Federal................................................ $ --  $(151,400)
       State..................................................   --    (28,800)
                                                               ----- ---------
                                                                      (180,200)
     Deferred Provision (Benefit):
       Federal................................................   --    132,600
       State..................................................   --     31,100
                                                               ----- ---------
                                                                       163,700
       (Benefit) provision for income taxes................... $ --  $ (16,500)
                                                               ===== =========

  The differences between the effective income tax rate and the Federal statutory income tax rate consist of the following:

                                            Year Ended December 31,
                                      ---------------------------------------
                                            1998                 1997
                                      ------------------   ------------------
     Provision at the federal
      statutory rate................. $(4,470,500) (34.0)% $(1,604,600) (34.0)%
     State income taxes, net of
      federal benefit................    (607,500)  (4.6)%    (283,200)  (6.0)%
     Nondeductible items for tax
      purposes.......................      32,700    0.2 %         --     --
     Change in valuation allowance...   5,045,300   38.4 %   1,871,300   40.0 %
                                      -----------  -----   -----------  -----
       Total (benefit) provision for
        income taxes................. $       --     -- %  $   (16,500)   -- %
                                      ===========  =====   ===========  =====

                         iMALL, INC. AND SUBSIDIARIES

  The components of the Company's deferred tax asset at December 31, 1998 was:

       Net operating loss carryforwards............................ $ 6,353,900
       Accrued liabilities.........................................     338,000
       Other.......................................................      47,700
       Less valuation allowance....................................  (6,739,600)
                                                                    -----------
                                                                    $       --
                                                                    ===========

  At December 31, 1998, the Company had net operating loss carryforwards of approximately $16 million available to reduce future taxable income that expire at various dates through 2018.

(5) STOCKHOLDERS' EQUITY

 Stock Transactions

  In October 1997, the Company completed the issuance of common stock to qualified investors in a private placement. At December 31, 1997, 316,923 shares were issued at a price per share of $3.25. The Company received net proceeds of $1,030,000. In December 1997, the Company also issued these investors 25,749 warrants with the same terms as the warrants in the private placement of Preferred Stock discussed below.

  In November 1997, the Company received $500,000 in financing from four individuals in the form of notes bearing 10 percent interest. The notes were convertible into nine percent Convertible Preferred A Shares (Preferred Stock) in increments of $25,000. In December 1997, $425,000 of principal was converted into 106,250 shares of Preferred Stock and warrants under the terms of the private placement discussed below. The remaining balance of the notes and interest was paid in cash in December 1997.

  In December 1997, the Company completed the issuance of Preferred Stock and warrants to purchase common stock to qualified investors in a private placement which consisted of 5,000,000 shares of preferred stock, issued at a price per share of $4.00 and of 1,594,660 warrants. The Company received net proceeds (after deducting issuance costs) of $17,552,500. Each share of Preferred Stock has a liquidation value of $4.00 and earns nine percent cumulative dividends, payable semi-annually in cash or preferred shares at the discretion of management. Each preferred share is convertible into 1.25 shares of common stock. This conversion ratio was subject to adjustment causing a portion of the shares to be converted into 1.389 shares of common stock. Each warrant became exercisable for one common share, subject to certain anti-dilution provisions, at a price of $3.20 per share, beginning December 19, 1998 and extending for a period of four years. Preferred and common shares vote as one class, and each preferred share is entitled to 1.25 votes while each common share is entitled to one vote. The common stock underlying the Preferred Stock and warrants were registered in December 1998 and the warrants were registered in February 1999. As of December 31, 1998 4,102,879 shares of Preferred Stock and 1,534,882 of these warrants were outstanding

  In December 1997, as additional compensation for completion of the private placement, the Company issued 1,500,000 warrants to the placement agent and 375,000 warrants to their financial advisors. Each warrant may be exercised for one common share, subject to certain anti-dilution provisions, at a price of $3.20 per share from December 15, 1997 to December 5, 2002. None of these warrants were exercised in 1998.

  On February 12, 1998 the Company effected a reverse split of 1 for 8 shares. All share and per share amounts have been retroactively restated to reflect the stock splits.

                         iMALL, INC. AND SUBSIDIARIES

  On October 30, 1998, the Company entered into agreements with First Data Merchant Services Corporation, a Florida corporation ("FDMS"), relating to the issuance of common stock, and warrants to purchase shares of common stock of the Company, to FDMS and the joint marketing of certain Internet commerce services by the Company and FDMS. Under the terms of the Investment Agreement, FDMS purchased 1.54 million shares of common stock at a cash price of $7.00 per share and, subject to approval by stockholders of the Company, will purchase an additional 460,000 shares of common stock at a cash price of $7.00 per share.

  The Investment Agreement further provides that FDMS may earn warrants to purchase up to five million shares of common stock at an exercise price of $17.00 per share. The warrants are earned if at any time through the second anniversary of the successful testing of the systems and technologies provided by the Company to logistically support the Company's Internet shopping mall to be used by FDMS, FDMS has implemented either 25,000 merchant web sites using the Company's e-commerce services or 50,000 total merchant web sites using any Company products or services. The warrants, if issued, will expire in October 2003, and may be redeemed, at the option of the Company, at a redemption price equal to 0.266 shares of Common Stock per warrant share if the market price of the Common Stock is equal to or exceeds $25.50 for at least twenty out of thirty consecutive trading days. FDMS also received certain registration rights covering the common stock and the shares underlying the warrants. The Investment Agreement also provides that FDMS will be subject to certain standstill restrictions and generally will be restricted from owning more than
39.9 percent of the Company's voting securities as calculated pursuant to the terms of the Investment Agreement.

 Dividends

  The Company's preferred stock issued in the private placement in December 1997 requires the payment of a nine percent semi-annual dividend to be paid in either cash or stock. In June 1998, the board of directors elected to pay the July 1998 dividend in cash. The Company paid out $0.18 per share or $989,000 for this dividend payment. In December 1998, the board of directors elected to pay the January 1999 dividend in cash. The Company paid out $0.18 per share or $898,900 for this dividend payment in January 1999.

(6) STOCK OPTIONS

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

  The Company has approximately 800,000 shares available for future grants under the 1997 stock option plan as of December 31, 1998.

                         iMALL, INC. AND SUBSIDIARIES

  A summary of the status of the Company's stock option plan and changes in outstanding options is presented below:

                                                    Shares
                                                 Under Option Weighted Average
                                                  (in 000's)   Exercise Price
                                                 ------------ ----------------
   Options outstanding at December 31, 1996.....      --           $ --
     Options granted............................      955           4.81
     Options exercised..........................      --             --
     Options cancelled..........................      --             --
                                                    -----
   Options Outstanding at December 31, 1997.....      955           4.81
     Options Granted............................    1,781           7.69
     Options Exercised..........................     (156)          5.84
     Options Canceled...........................     (136)          7.54
                                                    -----
   Options Outstanding at December 31, 1998.....    2,444          $6.84
                                                    =====

  At December 31, 1998 and 1997, 895,000 and 153,000 options were exercisable at a weighted average exercise price of $5.28 and $4.22, respectively.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options Outstanding               Options Exercisable
                          ------------------------------------------ -------------------------
                          Number of                    Wtd. Avg.     Number of
                            Shares     Wtd. Avg.       Remaining       Shares     Wtd. Avg.
Range of Exercise Prices  (in 000's) Exercise Price Contractual Life (in 000's) Exercise Price
------------------------  ---------  -------------- ---------------- ---------  --------------
$4.00--$5.20............    1,161        $5.14            5.2           661         $4.76
$6.00--$8.00............      561        $7.25            4.4           234         $6.74
$8.50--$11.00...........      722        $9.26            5.0           --            --
                            -----                                       ---
$4.00--$11.00...........    2,444                                       895
                            =====                                       ===

  In accordance with the terms of APB No. 25, the Company records no compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1998 and 1997 was $5.63 and $3.44, respectively. The value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 5.67 and 5.79 percent; expected life of 3.5 years; expected volatility of 132 and 134 percent; and no expected dividends. Had compensation expense been recorded based on these hypothetical values, the Company's net loss for December 31, 1998 and 1997 would have been $16,189,000, or $2.02 per share, and $5,209,000 or $0.69 per share, respectively. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

(7) RELATED-PARTY TRANSACTIONS

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

                         iMALL, INC. AND SUBSIDIARIES

(8) EARNINGS PER SHARE

  Earnings per share amounts have been reflected in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share are computed as follows:

                                                        1998         1997
                                                    ------------  -----------
   Net loss from continuing operations............. $(11,085,800) $(2,586,200)
   Add preferred stock dividends...................   (1,792,000)     (96,000)
                                                    ------------  -----------
   Loss from continuing operations available for
    common stock................................... $(12,877,800) $(2,682,200)
                                                    ============  ===========
   Weighted-average common stock outstanding.......    8,008,040    7,526,967
                                                    ============  ===========
   Basic earnings per share........................ $      (1.61) $     (0.36)
                                                    ============  ===========

  The earnings per share computation for 1998 and 1997 excludes 2,444,000 and 955,000 shares respectively for stock options/compensation plans, 5.13 and
6.25 million shares respectively for convertible securities, and warrants convertible into 3.4 and 3.5 million shares of common stock because their effect would have been antidilutive.

(9) DISCONTINUED OPERATIONS

  Effective August 28, 1998, the Company discontinued the operations of its seminar and training division. The discontinued operations historically have accounted for approximately 95% of the revenues of the Company, and operated at a loss in 1998 and 1997. In accordance with generally accepted accounting principles, the operations of this division have been included in the accompanying consolidated income statements as loss from discontinued operations. The following is a summary of the operations related to discontinued operations for the years ended December 31, 1998 and 1997:

                                                       December     December
                                                       31, 1998     31, 1997
                                                      -----------  -----------
   Net revenues...................................... $ 7,376,700  $15,803,000
   Loss from discontinued operations................. $(2,062,800) $(2,116,800)

  In accordance with generally accepted accounting principles, all assets and liabilities of this division have been reflected in the accompanying consolidated balance sheet as net long-term assets and net short-term liabilities of discontinued operations. The components of the net long-term assets of the discontinued operations included in the accompanying consolidated balance sheet as of December 31, 1998 are as follows:

   Assets:
     Net property and equipment........................................ $314,400
   Liabilities:
     Capitalized lease obligation......................................   65,600
                                                                        --------
       Net long-term assets of discontinued operations................. $248,800
                                                                        ========

  The net long-term assets of discontinued operations were sold subsequent to year end. (See Note 10)

  The Company has also accrued for $875,000 of costs associated with the seminar and training division and has classified the amount as net short-term liabilities of discontinued operations.

                         iMALL, INC. AND SUBSIDIARIES

  The interest paid by the discontinued operations was $10,600 and $53,700 for the years ended December 31, 1998 and 1997, respectively.

  As of December 31, 1998 the net book value of the fixed assets related to the discontinued operations approximates fair market value of these assets.

  As of December 31, 1998 the discontinued operations had leased office equipment with a net book value of $61,800 and obligations under capital leases of $65,600.

  In 1997, the Company issued 36,821 unregistered shares to individuals who provided speaking services to the Company in connection with its discontinued operations. Compensation expense of $165,700 is included in the loss from discontinued operations in the accompanying consolidated income statement.

  The discontinued operations did not create material severance liability and their are no longer any employees sharing in the net profits of the Company.

  One of the Company's offices in Provo, Utah was leased from RDR Properties for $12,100 per month. Two former officers/directors each owned 33.33 percent of RDR Properties. Rent expense of approximately $149,000 and $145,000 was incurred in connection with its operating leases during the years ended December 31, 1998 and 1997, respectively, and is included in the loss from discontinued operations in the accompanying consolidated income statement. The operating lease was paid off in full in 1998.

  The Company paid Sierra Advertising $287,500 in 1998 and $1,794,200 in 1997 for advertising expenses, all of which was distributed directly for advertising costs, and was owned by former officers of the Company. The purpose for the existence of Sierra Advertising was to pass through certain costs of advertising at reduced rates.

  All services received by the Company from Sierra Advertising and RDR properties related to the discontinued operations and will not recur in the future. The officers/directors with an interest in Sierra Advertising and RDR Properties are no longer employed by the Company and do not serve as officers or directors of the Company.

(10) SUBSEQUENT EVENTS

  In February 1999, upon approval by the stockholders of the Company, FDMS purchased an additional 460,000 shares of Common Stock at a cash price of $7.00 per share in accordance with the Investment Agreement dated October 30, 1998.

  On March 8, 1999, the Company agreed to acquire all of the outstanding shares of common stock of Pure Payments, Inc. ("Pure Payments") in exchange for 450,000 shares of its common stock valued at $6.2 million. Prior to this acquisition, the Company had purchased Pure Payments' products and services, which allow for on-line retailers to process credit card orders securely over the Internet for use as part of its EC services.

  On March 18, 1999, each share of the Company's Series A nine percent Convertible Preferred Stock was automatically converted into 1.250 shares of Common Stock. Immediately prior to the conversion, the Company had 1,755,432 shares of Series A nine percent Convertible Preferred Stock outstanding. A final dividend of approximately $312,000 was paid to Preferred stockholders in March 1999.

  In March 1999, the Company entered into an agreement to sell the fixed assets related to the seminar and training division to a former officer of the Company. The total purchase price was $333,000 paid by delivery by the purchaser to the Company of 20,091 shares of Common Stock, valued at fair market value as of March 22, 1999. The book value of these assets on the date of the sale was $308,700.