Form 10QSB
period 1999-03-31
IMALL INC
filed 1999-05-14
CIK 1020862

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1999

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

 233 WILSHIRE BOULEVARD, SUITE 820, SANTA MONICA, CALIFORNIA 90401
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (310) 309-4000
--------------------------------------------------------------------------------
                (Issuer's telephone number including area code)

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

As of May 11, 1999, the Issuer had outstanding an aggregate of 17,690,899 common shares, par value $0.008.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The unaudited condensed consolidated financial statements of iMALL, Inc. and subsidiaries (the "Company") as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following Management's Discussion and Analysis of Financial Condition and results of operations contains forward-looking statements involving risks and uncertainties based on management's current expectations, estimates and projections about the Internet industry and the evolution of on-line commerce and electronic commerce services. All statements in this report related to the Company's changing financial operations and expected future growth constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements. The following discussion and analysis of the Company's financial condition as of March 31, 1999 and the Company's results of operations for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1999.

OVERVIEW

  The Company is an electronic commerce enabler, providing fully integrated, "one-stop" e-commerce solutions ("EC services"). The Company's unique e-commerce solutions and integrated process allow businesses to create fully commerce enabled Web sites or add transaction capabilities to their existing ones, establish "Internet ready" merchant accounts online, and process customer orders securely through the Company's proprietary payment gateway. To help increase business' online sales, the Company's shopping portals and shopper services are integrated into its e-commerce solutions. The Company's e-commerce solution, merchantstuff.com, created jointly with First Data Merchant Services, is located at http://www.merchantstuff.com. The Company's shopping portals are located at http://www.stuff.com and http://www.imall.com. The Company's corporate site is located at http://www.imallinc.com.

  In the fourth quarter of 1998, the Company launched its shopping portal, located at www.stuff.com. This portal is a product-level search engine designed specifically for online shopping. Visitors to stuff.com can search a proprietary index of over a 2.5 million products offered among numerous merchants sites across the Internet. The search experience is efficient and specific to products for sale, in that it does not clutter the search results with generic keywords or extraneous non-retail Web sites. Further, when the user clicks on a chosen product in the listing of search results, the user is linked directly to the relevant product page within the merchant Web site, rather than having to restart a search from the top page of a merchant's Web site. The Company is devoting marketing and advertising resources to the expansion of its Stuff.com shopping portal during 1999. Stuff.com provides the Company revenues through advertising sold on the site, royalties earned from referral fee contracts, fees charged for uploading products and through sales of upgrades to the Company's EC services.

  During the first quarter of 1999, the Company focused much of its resources on the expansion of its EC services business through the establishment of additional marketing alliances and the further development of its e-commerce solutions. In February, the Company also announced the completion of Merchantstuff, the first fully integrated e-commerce solution, which was developed jointly with First Data. The Company's e-commerce solutions may be customized to create "private-labeled" solutions for resale by some of the Company's marketing alliance partners.

  During the quarter, the Company also implemented its new next-generation computing architecture. The platform, code named Emerald Lake, was in development for over a year and is intended to allow for dramatically increased scalability, security, and reliability, while providing a more flexible architecture for implementing future enhancements.

  On March 8, 1999, the Company acquired all of the outstanding shares of common stock of Pure Payments, Inc. ("Pure Payments"). Prior to this acquisition, the Company had included Pure Payments' products and services as a key component of the Company's EC services. Pure Payments' products and services allow for on-line retailers to process credit card orders securely over the Internet. The integration of Pure Payments' services into the EC services expedites the store building process by eliminating many manual and time-consuming steps required to integrate payment processing into a merchant's Internet storefront. Pure Payments' products and services supports advanced credit card payment features for on-line retailers and offers corporate purchase card processing, automatic merchant sign-up, end-to-end system-wide monitoring, and transparent software upgrades.


RESULTS OF OPERATIONS

Comparison of Three-Month Periods Ended March 31, 1999 and 1998

  Revenues. Revenues for the three months ended March 31, 1999 were $778,700 compared to $222,200 for the three months ended March 31, 1998, an increase of $556,500 or 250%. The increase was due primarily to greater technology and marketing spending as part of the Company's continued expansion of its EC services focus during 1999. Management's goal is for its advertising revenues to increase with the continued expansion of its product level search engine which creates a substantial amount of new page views available for advertising. The Company also received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. The Company is responsible for billing and collecting on these ads and assumes the risk of non-payment from advertisers. Web site sales and related maintenance fees derived from the Company's internal sales force increased as part of a planned effort to better diversify the product selection on the www.imall.com shopping site. During the first quarter of 1999, the Company continued the process of shifting resources to develop its new businesses in electronic commerce.


  Cost of Revenues. The cost of revenues for the three months ended March 31, 1999 were $418,800 compared to $38,600 for the three months ended March 31, 1998, an increase of $380,200 or 985%. The profit margin decreased to 46% in the three months ended March 31, 1999 from 83% in the three months ended March 31, 1998. Beginning in the fourth quarter of 1998 the Company received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. This fee is included in cost of revenues driving the profit margin down from the relatively high margin realized on EC services. Cost of revenues also includes labor and related costs to build Web sites as well as the cost of any products sold on-line directly by the Company.

  Selling Expenses. Selling expenses for the three months ended March 31, 1999 were $447,000 compared to $403,800 for the three months ended March 31, 1998, an increase of $43,200 or 11%. The increase is primarily due to increased spending on the on-line advertising campaign. The Company spent $320,000 in this on-line advertising campaign during the quarter in an attempt to increase its branding and further promote its focus on on-line commerce.

  Product Development. Product development expenses for the three months ended March 31, 1999 were $1,275,700 compared to $316,000 for the three months ended
March 31, 1998, an increase of $959,700 or 304%.   This increase is due to the
expansion of the Company's focus from Internet training and Web site sales toward electronic commerce. In January 1998, the Company created its Electronic Commerce Services Group (ECSG) in a separate office in Provo, Utah. This office represents the technology arm of the Company and is focused on the development of the Company's e-commerce software, creating the technology behind the new product level search engine, rebuilding the overall technical infrastructure and the programming of all Web sites that make up imall.com and the Company's various partner malls. The product development expenses consist primarily of payroll and related costs for programmers and software developers in the ECSG office as well as the software development costs incurred through the acquisition of Pure Payments in March 1999.

  General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1999 were $2,403,000 compared to $773,600 for the three months ended March 31, 1998, an increase of $1,629,400 or 211%. This increase was primarily due to higher payroll expense during 1999 accounting for approximately $1.1 million. The mix of employees employed during the first quarter of 1999 contained a significantly higher number of high-end programmers and developers as well as a new highly experienced management staff versus those on payroll during the first quarter of 1998. The Company's continuing operations had approximately 140 employees during the first quarter of 1999 versus approximately 60 employees during the first quarter of 1998. Increases in legal and travel expense accounted for the majority of the remaining increase.

  Other Expense, net. Other expense increased by $39,800 because the Company expensed certain fixed assets that it determined to be obsolete or no longer in use.

  Interest Income, net. Net interest income for the three months ended March 31, 1999 was $120,200 compared to a net interest income of $65,200 for the three months ended March 31, 1998, an increase of $55,000. This increase was because in 1998 the interest from short-term debt securities was not recognized until they were sold subsequent to March of 1998.

  Income from Discontinued Operations. The income from discontinued operations for the three months ended March 31, 1999 was $78,900 compared to $25,600 in the three months ended March 31, 1998. The seminar division comprised of the majority of the discontinued operations, all of which were discontinued in August 1998. The gain was primarily from the sale of the assets relating to the former seminar division.

LIQUIDITY AND CAPITAL RESOURCES


  In the first quarter of 1999 the Company received the balance of $3,220,000 pertaining to the First Data Merchant Services Corporation ("First Data") investment of 2,000,000 shares of the Company's common stock ("Common Stock"). First Data had previously funded an amount equal to $10,780,000 in connection with its investment during the fourth quarter of 1998. The Company received approximately $3,000,000 from the exercise of warrants and stock options during the quarter.

  As of March 31, 1999, the Company had current assets of $12,358,000 with a cash and cash equivalents balance of $11,833,700 and current liabilities of $2,274,000.

  The Company is currently generating cash receipts (exclusive of financing activities) of approximately $250,000 per month and incurring cash expenses in the amount of approximately $1,400,000 per month. The Company anticipates capital expenditures will total approximately $3,000,000 in 1999 of which $823,000 has been spent through the first quarter of 1999. In March 1999 the Company called its remaining outstanding convertible preferred stock. This required paying a final dividend of approximately $200,000. The Company paid the fourth quarter dividend on its Series A 9% Convertible Preferred Stock (the "Convertible Preferred Stock") of $898,000 in the first quarter of 1999. The Company may also spend funds to invest in various forms of advertising to increase awareness of the Company and its services. In April of 1999 the Company paid the agreed upon settlement of $750,000 with the Federal Trade Commission which was previously disclosed and accrued for. If the Company is able to successfully implement its current business plan, the Company believes that it will be able to fund its continuing operations with existing cash, cash expected to be generated by continuing operations and other sources for at least the next twelve months.

  The Company's working capital requirements in the foreseeable future will depend on a variety of factors including the Company's ability to implement its business plan and generate positive cashflow. If the Company does not generate positive cashflow, the Company will be required to raise additional capital through debt or equity financing. There can be no assurance, however, that the Company will be able to successfully negotiate or obtain additional financing, or that such financing will be on terms favorable or acceptable to the Company. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

ITEM 2 (c)

Recent Sales of Unregistered Securities

  On March 8, 1999, the Company issued a combined total of 450,000 shares of Common Stock and options to acquire common stock in exchange for all of the outstanding shares of Common Stock of Pure Payments, Inc. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the stockholders of the Company was held on February 5, 1999. The stockholders approved the issuance to First Data (or certain successors or permitted transferees) of (A) 460,000 shares of Common Stock, (B) a warrant to purchase 5,000,000 shares (subject to certain antidilution adjustments) of Common Stock (the "Warrant"), and (C) shares of Common Stock issuable upon the exercise of the Warrant. The results of the voting at the special meeting were as follows:

          For          Against   Abstain   Broker Non-Votes
       ----------      -------   -------   ----------------
       12,359,548       50,321    28,651          0


  In February 1999, holders of approximately 70% of the Company's outstanding Convertible Preferred Stock approved by written consent an amendment to the Certificate of Designation, Preferences and Rights of the Convertible Preferred Stock that eliminated a downward adjustment of the conversion price thereof.


ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - First Amendment to lease dated as of March 31, 1999 between the Company and Searise Associates, LLC.

     Exhibit 10.2 - Form of Indemnification Agreement between the Company and its officers and directors

     Exhibit 27 - Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      iMALL, INC.

                                      May 14, 1999

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

                          IMALL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet




                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                   -------------   -------------
                              ASSETS                                (Unaudited)
Current Assets:
     Cash and cash equivalents                                     $ 11,833,700    $ 11,180,700
     Accounts receivable, net                                           268,000         264,400
     Prepaid expenses                                                   163,200         144,000
     Other current assets                                                93,100         425,800
                                                                   ------------    ------------
Total Current Assets                                                 12,358,000      12,014,900
                                                                   ------------    ------------
Property and Equipment, Net                                           8,371,600       2,085,400
                                                                   ------------    ------------
Other Assets:
     Other assets                                                       166,100         152,700
     Net long-term assets of discontinued operations                         --         248,800
                                                                   ------------    ------------
           Total Other Assets                                           166,100         401,500
                                                                   ------------    ------------
Total Assets                                                       $ 20,895,700    $ 14,501,800
                                                                   ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    342,100    $  1,002,900
     Accrued expenses                                                   427,100         144,300
     Wages payable                                                      418,100         418,300
     Accrued legal costs                                                     --         193,600
     Deferred revenues                                                  168,800         254,500
     Dividends payable                                                       --         898,900
     Current portion of capitalized lease obligations                    42,900              --
     Net short term liabilities of discontinued operations              875,000         875,000
                                                                   ------------    ------------

          Total Current Liabilities                                   2,274,000       3,787,500
                                                                   ------------    ------------
Capitalized Lease Obligations, net of current portion                   105,100              --
                                                                   ------------    ------------
Commitments and Contingencies                                                --              --

Stockholders' Equity:
     Preferred stock, liquidation value of $0 and $16,411,500
       at March 31, 1999 and December 31, 1998 respectively,
       10,000,000 shares authorized, 0 and 4,102,879 shares
       issued and outstanding at March 31, 1999 and
       December 31, 1998, respectively                                       --      16,411,500
     Common stock, par value $.008; 37,500,000 shares
       authorized, 17,645,266 and 10,635,756 shares issued
       and outstanding at March 31, 1999 and
       December 31, 1998, respectively                                  141,200          85,100
     Additional paid-in capital                                      42,283,000      14,317,900
     Accumulated deficit                                            (23,502,600)    (19,695,200)
     Common stock held in treasury, at cost                            (405,000)       (405,000)
                                                                   ------------    ------------
          Total Stockholders' Equity                                 18,516,600      10,714,300
                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                         $ 20,895,700    $ 14,501,800
                                                                   ============    ============





           See notes to condensed consolidated balance sheets.

                          IMALL, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                 (Unaudited)



                                                                  For the Three Months Ended March 31,
                                                                  -----------------------------------
                                                                        1999             1998
                                                                       ------           ------
REVENUES                                                           $   778,700       $   222,200
COST OF REVENUES                                                       418,800            38,600
                                                                   -----------       -----------
   Gross Profit                                                        359,900           183,600

SELLING EXPENSES                                                       447,000           403,800
PRODUCT DEVELOPMENT                                                  1,275,700           316,000
GENERAL AND ADMINISTRATIVE EXPENSES                                  2,403,000           773,600
                                                                   -----------       -----------
  Operating Loss                                                    (3,765,800)       (1,309,800)
                                                                   -----------       -----------
OTHER INCOME AND EXPENSES:
   Other Expense, net                                                  (39,800)               --
   Interest Income, net                                                120,200            65,200
                                                                   -----------       -----------
    Total Other Income, net                                             80,400            65,200
                                                                   -----------       -----------
LOSS BEFORE PROVISION FOR
   INCOME TAXES                                                     (3,685,400)       (1,244,600)
PROVISION FOR INCOME TAXES                                               1,600                --
                                                                   -----------       -----------
LOSS FROM CONTINUING OPERATIONS                                     (3,687,000)       (1,244,600)

DISCONTINUED OPERATIONS:
 (Loss) Income from operations                                         (17,100)           25,600
 Gain on sale of assets                                                 96,000                --
                                                                   -----------       -----------
INCOME FROM DISCONTINUED OPERATIONS                                     78,900            25,600
                                                                   -----------       -----------
NET LOSS                                                           $(3,608,100)      $(1,219,000)
                                                                   ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
 Loss from continuing operations                                   $     (0.28)      $     (0.22)
 Income from discontinued operations                                      0.01                --
                                                                   -----------    --------------
 NET LOSS                                                          $     (0.27)      $     (0.22)
                                                                   ===========       ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING                                 13,902,672         7,652,494
                                                                   ===========       ===========


           See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       For the Three Months Ended March 31,
                                                                     ---------------------------------------
                                                                             1999              1998
                                                                            ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                               $(3,608,100)      $(1,219,000)
 Adjustments to reconcile net
 loss to net cash used in operating activities:
   Income from discontinued operations                                      (78,900)          (25,600)
   Depreciation and amortization                                            417,200            78,000
   Changes in assets and liabilities, net of effects from purchase of Pure Payments Inc. in fiscal 1999:
      Accounts receivable                                                      (300)          (12,000)
      Prepaid expenses                                                      (14,400)          (30,400)
      Other current assets                                                  355,600             5,000
      Other assets                                                            4,300              (300)
      Accounts payable                                                     (660,800)          534,600
      Accrued expenses                                                      (25,600)          179,400
      Income tax receivable                                                      --             3,500
      Deferred revenues                                                     (85,700)            8,100
                                                                        -----------       -----------
       Net cash used in Operating Activities                             (3,696,700)         (478,700)
                                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                     (822,700)         (845,600)
    Increase in intangible assets                                                --           (33,400)
    Proceeds from sales of investments in marketable securities                  --         5,000,300
    Cash acquired in business acquisition                                   374,000                --
                                                                        -----------       -----------
       Net cash (used in) provided by Investing Activities                 (448,700)        4,121,300
                                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                                5,928,900                --
    Financing cost related to private placement of
      preferred stock                                                            --           (26,600)
    Principal payments on obligations under capital leases                   (1,900)           (5,200)
    Dividends paid                                                       (1,098,200)               --
                                                                        -----------       -----------
       Net cash provided by (used in) Financing Activities                4,828,800           (31,800)
                                                                        -----------       -----------
    Cash provided by continuing operations                                  683,400         3,610,800

    Cash used in discontinued operations                                    (30,400)       (1,096,300)
                                                                        -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   653,000         2,514,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         11,180,700         4,775,100
                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $11,833,700       $ 7,289,600
                                                                        ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                                $     3,700       $     2,300
                                                                        ===========       ===========
  Income taxes paid                                                     $     4,800       $     2,600
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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K-SB. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the operating results for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10K-SB.

(2)  Recent Accounting Pronouncements.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company did not have any operations or transactions during 1999 or 1998 that would give rise to elements of comprehensive income.

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

(3) Net Loss Per Common Share.

  Net loss per common share is based on the weighted-average number of common shares outstanding for each period reported. In preparing the calculation of earnings per share, the net loss was increased by $199,300 to $3,807,400 or $0.27 per common share for the three months ended March 31, 1999 and by $450,000 to $1,669,000 or $0.22 per common share for the three months ended March 31, 1998 due to the effect of cumulative preferred stock dividends. The earnings per share computation for the 1999 and 1998 period excludes 3.0 million and 1.6 million shares respectively for stock options/compensation plans, warrants convertible into 2.7 million and 3.5 million shares of common stock as well as
6.25 million shares for convertible securities in 1998 because their effect would have been antidilutive.

(4) Stock Options

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

  The Company had outstanding options to acquire an aggregate of 2,444,000 shares at December 31, 1998. During the three months ended March 31, 1999, the Company granted a total of 632,000 new options, 66,000 options were exercised and 27,000 options were cancelled during this period bringing the total outstanding options at March 31, 1999 to 2,983,000.


(5) Acquisition

  On March 8, 1999, the Company acquired all of the outstanding shares of common stock of Pure Payments, Inc. ("Pure Payments") in exchange for a combined total of 450,000 shares of its common stock and options to purchase shares of its common stock valued at approximately $6.0 million. Prior to this acquisition, the Company had purchased Pure Payments' products and services, which allow for on-line retailers to process credit card orders securely over the Internet for use as part of its EC services.