Form 10QSB
period 1999-06-30
IMALL INC
filed 1999-08-13
CIK 1020862

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21201

                                  iMALL, INC.
______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


          Nevada                                    87-0553169
          ------                                    ----------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


       233 WILSHIRE BOULEVARD, SUITE 820, SANTA MONICA, CALIFORNIA 90401
______________________________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of August 11, 1999, the Issuer had outstanding an aggregate of 18,265,660 common shares, par value $0.008.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   The unaudited condensed consolidated financial statements of iMALL, Inc. and subsidiaries (the "Company") as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements involving risks and uncertainties based on management's current expectations, estimates and projections about the Internet industry and the evolution of on-line commerce and electronic commerce services. All statements in this report related to the Company's changing financial operations and expected future growth constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements. The following discussion and analysis of the Company's financial condition as of June 30, 1999 and the Company's results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. These results are not necessarily indicative of the results that may be achieved by the Company for the entire year ending December 31, 1999.


OVERVIEW

The Company provides electronic commerce services and solutions ("EC services") to small and medium-size businesses enabling them to cost effectively and efficiently sell their products through the Internet. The Company's unique EC services and integrated process allow businesses to create fully commerce enabled Web sites or add transaction capabilities to their existing ones, establish "Internet ready" merchant accounts online, and process customer orders securely through the Company's proprietary payment gateway. To help increase business' online sales, the Company's shopping portals and shopper services are integrated into its EC services. The Company's shopping portals are located at www.stuff.com and www.imall.com.

Throughout the second quarter of 1999, the Company focused most of its time and resources on continuing to expand and develop its EC services. The Company established new strategic resellers of its EC services, expanded the relationship with its existing alliances, and further developed its EC services. New strategic resellers included IBM Corporation (through its small business web authoring tool, HomePage Creator), SmartAge Corp. (a Web services company whose marketing services include its SmartClicks free banner exchange service) and BigOnline (a Web site development company). The Company continued to market and upgrade the features of Merchantstuff, the Company's fully integrated e-commerce solution, which was developed jointly with First Data Merchant Services ("First Data"). The Company's EC services were customized to create "private-labeled" solutions for resale by some of the Company's strategic resellers. By the end of second quarter, some of these strategic resellers began to use the Company's EC services to build fully commerce enabled sites for their merchant customers.

The Company also continued to expand its shopping portal, located at www.stuff.com, during the second quarter. This portal is a product-level search engine designed specifically for on-line shopping. Visitors to stuff.com can search a proprietary index of over three million products offered among numerous merchant sites across the Internet. The search experience is efficient and specific to products for sale, in that it does not clutter the search results with generic keywords or extraneous non-retail Web sites. Further, when the user clicks on a chosen product in the listing of search results, the user is linked directly to the relevant product page within the merchant Web site, rather than having to restart a search from the top page of a merchant's Web site.

During the quarter, the Company also continued the transition into its new next-generation computing architecture for existing applications and customers. The platform, code named Emerald Lake, was in development for over a year and is intended to allow for increased scalability, security, and reliability, while providing a more flexible architecture for implementing future enhancements.

The Company continued the development of new features of the products and services obtained through the acquisition of Pure Payments, Inc. in the first quarter of 1999. The integration of Pure Payments' services into the EC services expedites the store building process by eliminating many manual and time-consuming steps required to integrate payment processing into a merchant's Internet storefront. The development included the development of Merchant Reporter, a complete, stand-alone solution for customers who need only gateway services. Pure Payments' products and services support advanced credit card payment features for on-line retailers and offer corporate purchase card processing, automatic merchant sign-up, end-to-end system-wide monitoring, and transparent software upgrades.

Recent Developments

On July 12, 1999, the Company, At Home Corporation ("At Home") and Shop Nevada, Inc., a wholly-owned subsidiary of At Home ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly-owned subsidiary of At Home.
Pursuant to the Merger Agreement, upon the effectiveness of the Merger, each outstanding share of Common Stock, par value $.008 per share, of the Company will be converted into the right to receive 0.460 shares of Series A Common Stock, par value $.01 per share, of At Home. The Merger, which is expected to close in the fourth quarter of 1999, is subject to the satisfaction or waiver by the parties of certain conditions, including the receipt of regulatory approvals
and approval by the stockholders of the Company.   The Company may be required
to pay a substantial termination fee if the Merger is terminated for certain specific reasons.

In connection with the Merger Agreement, certain stockholders of the Company holding an aggregate of over 40% of the outstanding Common Stock of the Company have entered into a voting agreements with At Home, pursuant to which such stockholders agreed to vote their shares in favor of the approval of the Merger Agreement and the Merger, subject to certain conditions.


RESULTS OF OPERATIONS

Comparison of Three-Month Periods Ended June 30, 1999 and 1998

   Revenues. Revenues for the three months ended June 30, 1999 were $801,600 compared to $265,600 for the three months ended June 30, 1998, an increase of $536,000 or 202%. The increase was due primarily to an increase in advertising revenue generated through the Company's shopping portals, imall.com and stuff.com. To generate this revenue, the Company increased its marketing and technology expenditures with the goal of creating additional page views for sale to advertisers, extending its brand awareness, and driving traffic to the Company's merchant clients. The Company also received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. The Company is responsible for billing and collecting on these ads and assumes the risk of non-payment from advertisers. The Company continued to grow revenues derived from its EC services by managing its existing reseller relationships through product training, simplifying the integration of its services with the existing resellers' services and by the development of new reseller relationships.

   Cost of Revenues. The cost of revenues for the three months ended June 30, 1999 were $311,200 compared to $43,300 for the three months ended June 30, 1998, an increase of $267,900 or 619%. The profit margin decreased to 61% in the three months ended June 30, 1999 from 84% in the three months ended June 30, 1998. Beginning in the fourth quarter of 1998 the Company received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. This fee is included in cost of revenues driving the profit margin down from the relatively high margin realized on EC services. Cost of revenues also includes labor and related costs to build Web sites as well as the cost of any products sold on-line directly by the Company.

   Selling Expenses. Selling expenses for the three months ended June 30, 1999 were $843,700 compared to $770,600 for the three months ended June 30, 1998, an increase of $73,100 or 9%. The increase is primarily due to increased spending on an on-line advertising campaign. The Company spent $640,000 in this on-line advertising campaign during the quarter in an attempt to increase its traffic, branding and further promote its focus on on-line commerce.

   Product Development. Product development expenses for the three months ended June 30, 1999 were $1,633,200 compared to $563,300 for the three months ended June 30, 1998, an increase of $1,069,900 or 190%. This increase is due to the change in the Company's focus from Internet training and Web site sales to providing integrated electronic commerce solutions to small and medium-size businesses. In January 1998, the Company created its Electronic Commerce Services Group (ECSG) in a separate office in Provo, Utah. This office represents the technology arm of the Company and is focused on the development of the Company's e-commerce software, creating the technology behind Stuff.com, rebuilding the overall technical infrastructure and the programming of all Web sites that make up imall.com and the Company's various partner malls. The product development expenses consist primarily of payroll and related costs for programmers and software developers in the ECSG office as well as the software development costs incurred through the acquisition of Pure Payments in the first quarter of 1999.

   General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1999 were $2,591,700 compared to $1,379,300 for the three months ended June 30, 1998, an increase of $1,212,400 or 88%. This increase was primarily due to higher payroll expense during 1999 accounting for approximately $780,000. The mix of employees employed during the second quarter of 1999 contained a significantly higher number of high-end programmers and developers as well as a new highly experienced management staff versus those on payroll during the second quarter of 1998. The Company's continuing operations increased by approximately 90 employees from June 1998 to June 1999. Depreciation and amortization attributed to general and administrative expenses increased by over $200,000 from the second quarter of 1998 to the second quarter of 1999 as a result of the software obtained through the Pure Payments acquisition as well as the increased capital expenditures related to the Emerald Lake infrastructure.

   Other Income, net. Other income decreased by $72,400 from the three months ended June 30, 1998 to the three months ended June 30, 1999 because the Company received an out of court settlement for a copyright infringement claim for $75,000 in the second quarter of 1998.

   Interest Income, net. Net interest income for the three months ended June 30, 1999 was $124,800 compared to a net interest income of $132,000 for the three months ended June 30, 1998, a decrease of $7,200 or 5%.

   Loss from Discontinued Operations. The loss from discontinued operations decreased by $270,100 from the three months ended June 30, 1998 to the three months ended June 30, 1999. The seminar division, which was discontinued in August 1998, comprised of the majority of the discontinued operations.


Comparison of Six-Month Periods Ended June 30, 1999 and 1998

   Revenues. Revenues for the six months ended June 30, 1999 were $1,580,300 compared to $487,800 for the six months ended June 30, 1998, an increase of $1,092,500 or 224%. The increase was due primarily to an increase in advertising revenue generated through the Company's shopping portals, imall.com and stuff.com. To generate this revenue, the Company increased its marketing and technology expenditures with the goal of creating additional page views for sale to advertisers, extending its brand awareness, and driving traffic to the Company's merchant clients. The Company also received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. The Company is responsible for billing and collecting on these ads and assumes the risk of non-payment from advertisers. The Company continued to grow revenues derived from its EC services by managing its existing reseller relationships through product training, simplifying the integration of its services with the existing resellers' services and by the development of new reseller relationships.

   Cost of Revenues. The cost of revenues for the six months ended June 30, 1999 were $730,000 compared to $81,900 for the six months ended June 30, 1998, an increase of $648,100 or 791%. The profit margin decreased to 54% in the six months ended June 30, 1999 from 83% in the six months ended June 30, 1998. Beginning in the fourth quarter of 1998, the Company received advertising revenues from customers where the Company would pay web publishers with whom the Company had pre-existing relationships a service fee for delivering the advertisements. This fee is included in cost of revenues driving the profit margin down from the relatively high margin realized on EC services. Cost of revenues also includes labor and related costs to build Web sites as well as the cost of any products sold on-line directly by the Company.

   Selling Expenses. Selling expenses for the six months ended June 30, 1999 were $1,290,700 compared to $1,174,400 for the six months ended June 30, 1998, an increase of $116,300 or 10%. The increase is primarily due to increased spending on an on-line advertising campaign. The Company spent $960,000 in this on-line advertising campaign in 1999 in an attempt to increase its traffic, branding and further promote its focus on on-line commerce.

   Product Development. Product development expenses for the six months ended June 30, 1999 were $2,908,900 compared to $879,300 for the six months ended June 30, 1998, an increase of $2,029,600 or 231%. This increase is due to the change in the Company's focus from Internet training and Web site sales to providing integrated electronic commerce solutions to small and medium-size businesses. In January 1998, the Company created its Electronic Commerce Services Group (ECSG) in a separate office in Provo, Utah. This office represents the technology arm of the Company and is focused on the development of the Company's e-commerce software, creating the technology behind Stuff.com, rebuilding the overall technical infrastructure and the programming of all Web sites that make up imall.com and the Company's various partner malls. The product development expenses consist primarily of payroll and related costs for programmers and software developers in the ECSG office as well as the software development costs incurred through the acquisition of Pure Payments in the first quarter of 1999.

   General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1999 were $4,994,700 compared to $2,152,900 for the six months ended June 30, 1998, an increase of $2,841,800 or 132%. This increase was primarily due to higher payroll expense during 1999 accounting for approximately $1.6 million. The mix of employees employed during 1999 contained a significantly higher number of high-end programmers and developers as well as a new highly experienced management staff versus those on payroll during 1998. The Company's continuing operations increased by approximately 90 employees from June 1998 to June 1999. Depreciation and amortization attributed to general and administrative expenses increased by approximately $320,000 from 1998 to 1999 as a result of the software obtained through the Pure Payments acquisition as well as the increased capital expenditures related to the Emerald Lake infrastructure.

   Other Expense, net. Other expense decreased by $112,200 because the Company received an out of court settlement for a copyright infringement claim for $75,000 in 1998 and the Company expensed certain assets no longer in use in the first quarter of 1999.

   Interest Income, net. Net interest income for the six months ended June 30, 1999 was $245,000 compared to a net interest income of $197,200 for the six months ended June 30, 1998, an increase of $47,800 or 24%.

   Income from Discontinued Operations. The income from discontinued operations increased by $323,400 from the six months ended June 30, 1998 to the six months ended June 30, 1999. The seminar division, which was discontinued in August 1998, comprised of the majority of the discontinued operations. Substantially all of the loss was accrued for in 1998. In the first quarter of 1999 the Company recognized a gain of $96,000 on the sale of the divisions remaining assets.


LIQUIDITY AND CAPITAL RESOURCES


   As of June 30, 1999, the Company had current assets of $8,589,200 with a cash and cash equivalents balance of $7,791,000 and current liabilities of $1,481,100. The Company received approximately $1,200,000 from the exercise of warrants and stock options during the second quarter of 1999.

   The Company is currently generating cash receipts (exclusive of financing activities) of approximately $250,000 per month and incurring cash expenses in the amount of approximately $1,500,000 per month. The Company anticipates capital expenditures will total approximately $2,500,000 in 1999 of which $1,200,000 has been spent through the second quarter of 1999. The Company may also spend funds to invest in various forms of advertising to increase awareness of the Company and its services. In April of 1999 the Company paid the agreed upon settlement of $750,000 with the Federal Trade Commission which was previously disclosed and accrued for. If the Company is able to successfully implement its current business plan, the Company believes that it will be able to fund its continuing operations with existing cash, cash expected to be generated by continuing operations and other sources for at least the next twelve months.

  In conjunction with the Merger Agreement entered into by the Company and At Home Corporation on July 12, 1999, and upon consummation of the Merger, the Company will become a wholly-owned subsidiary of At Home. The Merger, which is expected to close in the fourth quarter of 1999, is subject to the satisfaction or waiver by the parties of certain conditions, including the receipt of regulatory approval and approval by the stockholders of the Company. The Company may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons. If required, payment of this termination fee could have a material adverse effect on the Company's business, prospects, financial condition, results of operations and its ability to raise future capital.

   The Company's working capital requirements in the foreseeable future will depend on a variety of factors including the Company's ability to implement its business plan and generate positive cashflow. If the Company does not generate positive cashflow, and the Merger Agreement is terminated, the Company will be required to raise additional capital through debt or equity financing. There can be no assurance, however, that the Company will be able to successfully negotiate or obtain additional financing, or that such financing will be on terms favorable or acceptable to the Company. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

   The Company believes that its operating systems and the programs that run on them are Year 2000 compliant because the Company purchased such operating systems and programs during 1998 and 1999 from suppliers that represented them to be Year 2000 compliant.

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

   Assessment Phase: Includes testing essential internal hardware and software systems as well as non-information technology systems; verifying compliance by third-party vendors, merchants and business partners; assessing the impact of compliance (or non-compliance) by third party vendors, merchants and business partners; and developing a plan to repair all systems in need of correction.

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

   At the present time, the Company has completed the Awareness Phase, the Inventory Phase, and the Assessment Phases, and is substantially complete with the Remediation Phase. The Company plans to complete the Remediation and Contingency Planning Phases by mid-third quarter 1999.

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

   The Company has entered into several business agreements in which the Company warrants that it is Year 2000 compliant. Any failure by the Company to achieve Year 2000 readiness would thus result in a breach of such agreements and expose the Company to potential liabilities which could have a material adverse effect on the Company's results of operations and financial condition.

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

 Recent Accounting Pronouncements.

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

   None


ITEM 5.   OTHER INFORMATION

   None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

2.1 Agreement and Plan of Merger, dated as of July 12, 1999, between the Company, At Home Corporation and Shop Nevada, Inc.(1)

3.1       Fourth Amended and Restated Bylaws dated as of July 11,1999

10.1 Amendment to Investment Agreement dated as of July 12, 1999 by and between the Company and First Data Merchant Services Corporation

10.2 Amended and Restated Development and Marketing Agreement dated as of July 12, 1999 by and between the Company and First Data Merchant Services Corporation

10.3 Form of Voting Agreement entered into between At Home Corporation and certain stockholders of the Company on July 12, 1999(2)

10.4      iMALL, Inc. 1999 Stock Option Plan

10.5 Form of Amendment to Warrant between the Company and certain warrant holders

27        Financial Data Schedule


(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 1999

(2) Incorporated by reference to Exhibit B to the Schedule 13D filed by At Home Corporation with the Securities and Exchange Commission on August 2, 1999


(b) The following report on Form 8-K was filed during the quarter ended June 30, 1999:
    Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 1999 (which filed the audited financial statements and related notes of Pure Payments Inc., as of December 31, 1998, and for the period from inception (September 23, 1998) through December 31, 1998; and pro forma financial information required by Article 11 of Regulation S-X including an:
    Unaudited Pro Forma Statement of Operations of Registrant for the year ended December 31, 1998 and related notes; and Unaudited Pro Forma Statement of Financial Position of Registrant as of December 31, 1998 and related notes) in connection with the Agreement and Plan of Merger by and among the Company, Pure Payments, Payment Solutions, Inc., Daniel Devlin, and Jeffrey Lipp, dated March 8, 1999.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      iMALL, INC.

                                      August 12, 1999

                                      By:  /s/ RICHARD M. ROSENBLATT
                                      _______________________________________
                                      Richard Rosenblatt, Chairman of the
                                      Board and Chief Executive Officer


                                      By:  /s/ ANTHONY P. MAZZARELLA
                                      _______________________________________
                                      Anthony P. Mazzarella
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      Secretary/Treasurer, Director

                          IMALL, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                     June 30,      December 31,
                                                                       1999            1998
                                                                   -------------   -------------
                                      ASSETS                       (Unaudited)

Current Assets:
  Cash and cash equivalents                                        $  7,791,000    $ 11,180,700
  Accounts receivable, net                                              503,600         264,400
  Prepaid expenses                                                      287,300         144,000
  Other current assets                                                    7,300         425,800
                                                                   ------------    ------------
Total Current Assets                                                  8,589,200      12,014,900
                                                                   ------------    ------------
Property and Equipment, net                                           8,100,400       2,085,400
                                                                   ------------    ------------
Other Assets:
  Other assets                                                          150,800         152,700
  Net long-term assets of discontinued operations                            --         248,800
                                                                   ------------    ------------
       Total Other Assets                                               150,800         401,500
                                                                   ------------    ------------
Total Assets                                                       $ 16,840,400    $ 14,501,800
                                                                   ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    392,700    $  1,002,900
  Accrued expenses                                                      301,000         337,900
  Wages payable                                                         495,500         418,300
  Deferred revenues                                                     178,000         254,500
  Dividends payable                                                          --         898,900
  Current portion of capitalized lease obligations                       64,700              --
  Net short term liabilities of discontinued operations                  49,200         875,000
                                                                   ------------    ------------

       Total Current Liabilities                                      1,481,100       3,787,500
                                                                   ------------    ------------
Capitalized Lease Obligations, net of current portion                    74,300              --
                                                                   ------------    ------------
Commitments and Contingencies                                                --              --

Stockholders' Equity:
  Preferred stock, liquidation value of $0 and $16,411,500
    at June 30, 1999 and December 31, 1998 respectively,
    10,000,000 shares authorized, 0 and 4,102,879 shares
    issued and outstanding at June 30,1999 and
    December 31, 1998, respectively                                          --      16,411,500
  Common stock, par value $.008; 37,500,000 shares
    authorized, 17,942,704 and 10,635,756 shares issued
    and outstanding at June 30, 1999 and
    December 31, 1998, respectively                                     143,500          85,100
  Additional paid-in capital                                         43,498,900      14,317,900
  Accumulated deficit                                               (27,952,400)    (19,695,200)
  Common stock held in treasury, at cost                               (405,000)       (405,000)
                                                                   ------------    ------------
       Total Stockholders' Equity                                    15,285,000      10,714,300
                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                         $ 16,840,400    $ 14,501,800
                                                                   ============    ============

              See notes to condensed consolidated balance sheets.

                          IMALL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                  For the Three Months Ended         For the Six Months Ended
                                                                -------------------------------   -------------------------------
                                                                June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                                --------------   --------------   --------------   --------------

REVENUES                                                          $   801,600      $   265,600      $ 1,580,300      $   487,800
COST OF REVENUES                                                      311,200           43,300          730,000           81,900
                                                                  -----------      -----------      -----------      -----------

     Gross Profit                                                     490,400          222,300          850,300          405,900

SELLING EXPENSES                                                      843,700          770,600        1,290,700        1,174,400
PRODUCT DEVELOPMENT                                                 1,633,200          563,300        2,908,900          879,300
GENERAL AND ADMINISTRATIVE EXPENSES                                 2,591,700        1,379,300        4,994,700        2,152,900
                                                                  -----------      -----------      -----------      -----------

    Operating Loss                                                 (4,578,200)      (2,490,900)      (8,344,000)      (3,800,700)
                                                                  -----------      -----------      -----------      -----------

OTHER INCOME AND EXPENSES:

     Other Income (Expense), net                                        3,600           76,000          (36,200)          76,000
     Interest Income, net                                             124,800          132,000          245,000          197,200
                                                                  -----------      -----------      -----------      -----------

          Total Other Income, net                                     128,400          208,000          208,800          273,200
                                                                  -----------      -----------      -----------      -----------

LOSS BEFORE PROVISION FOR  INCOME TAXES                            (4,449,800)      (2,282,900)      (8,135,200)      (3,527,500)

PROVISION FOR INCOME TAXES                                                 --               --            1,600               --
                                                                  -----------      -----------      -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                    (4,449,800)      (2,282,900)      (8,136,800)      (3,527,500)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS                                 --         (270,100)          78,900         (244,500)
                                                                  -----------      -----------      -----------      -----------

NET LOSS                                                          $(4,449,800)     $(2,553,000)     $(8,057,900)     $(3,772,000)
                                                                  ===========      ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
   Loss from continuing operations                                     $(0.25)     $     (0.35)     $     (0.53)     $     (0.58)
   (Loss) Income from discontinued opertations                             --            (0.04)            0.01            (0.03)
                                                                  -----------      -----------      -----------      -----------

   NET LOSS                                                            $(0.25)     $     (0.39)     $     (0.52)     $     (0.61)
                                                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                17,535,091        7,713,366       15,826,031        7,683,098
                                                                  ===========      ===========      ===========      ===========

           See notes to condensed consolidated financial statements.

                          IMALL, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 For the Six Months Ended June 30,
                                                                        1999           1998
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                           $(8,057,900)   $(3,772,000)
 Adjustments to reconcile net
  loss to net cash used in operating activities:
   (Income) loss from discontinued operations                           (78,900)       244,500
   Depreciation and amortization                                      1,069,100        266,100
   Changes in assets and liabilities, net of effects from
    purchase of Pure Payments, Inc. in fiscal 1999:
     Accounts receivable                                               (234,800)       (73,900)
     Prepaid expenses                                                  (139,800)      (607,300)
     Other current assets                                               441,600        117,400
     Other assets                                                       (20,100)       (27,800)
     Accounts payable                                                  (610,200)       484,200
     Accrued expenses                                                   (86,100)       139,100
     Deferred revenues                                                  (76,500)        70,000
     Wages payable                                                      (13,500)            --
                                                                    -----------    -----------
       Net cash used in Operating Activities                         (7,807,100)    (3,159,700)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                (1,153,100)    (1,361,100)
   Proceeds from sales of investments in marketable securities               --     10,000,600
   Cash acquired in business acquisition                                374,000             --
                                                                    -----------    -----------
       Net cash (used in) provided by Investing Activities             (779,100)     8,639,500
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                             7,147,100             --
   Financing cost related to private placement of
    preferred stock                                                          --        (26,600)
   Principal payments on obligations under capital leases               (21,600)        (5,900)
   Dividends paid                                                    (1,098,200)            --
                                                                    -----------    -----------
       Net cash provided by (used in) Financing Activities            6,027,300        (32,500)
                                                                    -----------    -----------
   Cash (used in) provided by continuing operations                  (2,558,900)     5,447,300

   Cash used in discontinued operations                                (830,800)    (1,239,900)
                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (3,389,700)     4,207,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     11,180,700      4,775,100
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 7,791,000    $ 8,982,500
                                                                    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                            $     3,800    $     4,700
                                                                    ===========    ===========
  Income taxes paid                                                 $     4,800    $     2,600
                                                                    ===========    ===========
NONCASH ACQUISITION OF PURE PAYMENTS, INC.                          $ 6,013,500    $        --
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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB. The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the operating results for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements in its Form 10-KSB.


(2)  Recent Accounting Pronouncements.

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


(3)  Net Loss Per Common Share.

  Net loss per common share is based on the weighted-average number of common shares outstanding for each period reported. In preparing the calculation of earnings per share, the net loss was increased by $199,300 to $8,257,200 or $0.52 per common share for the six months ended June 30, 1999. The preferred stock was called in March 1999 so no dividends were required in the second quarter of 1999. The net loss was increased by $450,000 to $3,003,000 or $0.39 per common share for the three months ended June 30, 1998 and by $900,000 to $4,672,000 or $0.61 per common share for the six months ended 30, 1998. The earnings per share computation for the 1999 and 1998 periods excludes 3.0 million and 1.6 million shares respectively for stock options/compensation plans, warrants convertible into 2.4 million and 3.5 million shares of common stock as well as 6.25 million shares for convertible securities in 1998 because their effect would have been antidilutive.


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

  The Company had outstanding options to acquire an aggregate of 2,444,000 shares at December 31, 1998. During the six months ended June 30, 1999, the Company granted a total of 670,000 new options, and assumed 17,000 options in connection with the acquisition of Pure Payments, Inc. Also during the period 142,000 options were exercised and 37,000 options were cancelled bringing the total outstanding options at June 30, 1999 to 2,952,000.

(5)  Subsequent events

     At Home Merger

  On July 12, 1999, the Company, At Home Corporation ("At Home") and Shop Nevada, Inc., a wholly-owned subsidiary of At Home ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly-owned subsidiary of At Home. Pursuant to the Merger Agreement, upon the effectiveness of the Merger, each outstanding share of Common Stock, par value $.008 per share, of the Company will be converted into the right to receive 0.460 shares of Series A Common Stock, par value $.01 per share, of At Home. The Merger, which is expected to close in the fourth quarter of 1999, is subject to the satisfaction or waiver by the parties of certain conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the stockholders of the Company.

  In connection with the Merger Agreement, certain stockholders of the Company holding an aggregate of over 40% of the outstanding Common Stock of the Company have entered into a voting agreements with At Home, pursuant to which such stockholders agreed to vote their shares in favor of the adoption of the Merger Agreement, subject to certain conditions.

  The Company may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons. The Company has filed the Merger Agreement with the Securities and Exchange Commission on July 13, 1999 under its Report on Form 8-K.